Form 10-Q
period 2000-03-31
ACLARA BIOSCIENCES INC
filed 2000-05-15
CIK 1067588

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission File Number: 0-29975

                            ACLARA BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                     94-3222727
(State of Incorporation)                (I.R.S. Employer Identification No.)

                                1288 PEAR AVENUE
                         MOUNTAIN VIEW, CALIFORNIA 94034
              (Address of principal executive offices and zip code)

                                 (650) 210-1200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]    No [X]

The number of shares outstanding of the registrant's common stock as of May 8, 2000 was 34,462,083.

                            ACLARA BIOSCIENCES, INC.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART 1:    Financial Information

        Item 1.  Financial Statements

                 Condensed Balance Sheets as of March 31, 2000 and December 31, 1999..............3

                 Condensed Statements of Operations for the three months ended March 31, 2000 and March 31, 1999...............................................................4

                 Condensed Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999...............................................................5

                 Notes to Condensed Financial Statements..........................................6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.......................................................................8

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................21



PART II:   Other Information

        Item 1.  Legal Proceedings...............................................................22
        Item 2.  Changes in Securities and Use of Proceeds.......................................23
        Item 3.  Defaults Upon Senior Securities (not applicable)
        Item 4.  Submission of Matters to a Vote of Security Holders.............................24
        Item 5.  Other Information (not applicable)
        Item 6.  Exhibits and Reports on Form 8-K................................................24

SIGNATURES.......................................................................................25

EXHIBIT INDEX....................................................................................26


                          PART I: FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                            ACLARA BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                         MARCH 31,
                                                           2000        DECEMBER 31,
                                                        (UNAUDITED)       1999
                                                        ---------       ---------
ASSETS

Current assets:
  Cash and cash equivalents ......................      $   5,960       $  10,250
  Short-term investments .........................        205,945           3,479
  Accounts receivable ............................            627             615
  Prepaid expenses and other current assets ......            581             434
                                                        ---------       ---------

Total current assets .............................        213,113          14,778

Property and equipment, net ......................          5,375           5,171

Restricted cash ..................................            625             625
Other assets, net ................................             50              --
                                                        ---------       ---------

Total assets .....................................      $ 219,163       $  20,574
                                                        =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ...............................      $   1,553       $     412
  Accrued payroll and related expenses ...........            288             114
  Accrued expenses ...............................            850           1,090
  Current portion of capital lease obligations ...            282             286
  Current portion of loans payable ...............            956             820
                                                        ---------       ---------

Total current liabilities ........................          3,929           2,722

Capital lease obligations, less current portion ..            275             284
Loans payable, less current portion ..............          2,845           3,087
                                                        ---------       ---------

Total liabilities ................................          7,049           6,093

Mandatorily redeemable convertible
  preferred stock ................................             --          40,973
Common stock .....................................             34               2
Additional paid-in capital .......................        243,110           2,589
Deferred stock-based compensation ................         (4,809)         (6,508)
Notes receivable for common stock ................           (641)             (7)
Accumulated other comprehensive income ...........              4               4
Deficit accumulated during the development stage..        (25,584)        (22,572)
                                                        ---------       ---------
Total stockholders' equity (deficit) .............        212,114         (26,492)
                                                        ---------       ---------

Total liabilities and stockholders' equity/deficit      $ 219,163       $  20,574
                                                        =========       =========


   The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              ---------------------
                                                                               2000          1999
                                                                              -------       -------
REVENUE:
Grant and collaboration ................................................      $   840       $   371
                                                                              -------       -------
  Total revenue ........................................................          840           371
                                                                              -------       -------
OPERATING EXPENSES:
Research and development ...............................................        4,117         1,600
General and administrative .............................................        2,512           646
                                                                              -------       -------
  Total operating expenses .............................................        6,629         2,246
                                                                              -------       -------
Loss from operations ...................................................       (5,789)       (1,875)

Interest income ........................................................           93            73

Interest expense .......................................................         (288)          (98)
                                                                              -------       -------

Net loss ...............................................................      $(5,984)      $(1,900)
                                                                              =======       =======
Net loss per common share - basic and diluted ..........................      $ (0.95)      $ (1.28)
                                                                              =======       =======
Shares used in net loss per common share calculations -
  basic and diluted ....................................................        6,282         1,483
                                                                              =======       =======


   The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           -------------------------
                                                                             2000            1999
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................      $  (5,984)      $  (1,900)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .....................................            233              93
  Amortization of long-term debt discount ...........................             28              --
  Amortization of deferred compensation .............................          1,699             133
  Changes in assets and liabilities:
    Accounts receivable .............................................            (11)            (84)
    Prepaid expenses and other current assets .......................           (147)           (128)
    Accounts payable ................................................          1,140              30
    Accrued payroll and related expenses ............................            174             101
    Accrued expenses and other liabilities ..........................           (254)            (44)
    Deferred revenue ................................................             --           (100)
                                                                           ---------       ---------
      Net cash used in operating activities .........................         (3,122)         (1,899)
                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment ...............................           (423)           (322)
Purchase of short-term investments ..................................       (202,466)         (7,491)
Change in other assets ..............................................            (50)             30
                                                                           ---------       ---------
  Net cash used in investing activities .............................       (202,939)         (7,783)
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations ..................            (13)             --
Repayment of loans payable ..........................................           (135)             --
Proceeds from issuance of loans payable .............................             --             128
Proceeds from issuance of preferred stock, net of issuance costs ....             --          14,216
Repurchase of Series A preferred stock and one share of
  common stock ......................................................             --          (2,713)
Proceeds from initial public offering, net of issuance costs ........        201,919              --
Proceeds from notes receivable from stockholders ....................             --              15
                                                                           ---------       ---------
  Net cash provided by financing activities .........................        201,771          11,646
                                                                           ---------       ---------
Net increase (decrease) in cash and cash equivalents ................         (4,290)          1,964

Cash and cash equivalents, beginning of period ......................         10,250           1,746
                                                                           ---------       ---------
Cash and cash equivalents, end of period ............................      $   5,960       $   3,710
                                                                           =========       =========

   The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1. BASIS OF PRESENTATION:

        In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ACLARA BioSciences, Inc. ("ACLARA") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the financial statements contained in our Registration Statement on Form S-1 for the year ended December 31, 1999 should be read in conjunction with these condensed financial statements. The balance sheet at December 31, 1999 was derived from audited financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. To date, we do not engage in hedging activities.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. ACLARA'S revenue recognition policy is in compliance with the provisions of SAB 101.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operation of ACLARA.

NET LOSS PER SHARE

        Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to our net loss.

        A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ------------------------
                                                                            2000         1999
                                                                         -----------  -----------
Basic and diluted:
Net loss.............................................................    $  (5,984)   $  (1,900)
                                                                         =========    =========
Weighted average common shares outstanding...........................        6,742        1,561
Less:  weighted average shares subject to repurchase.................         (460)         (78)
                                                                         ---------    ---------
Weighted average shares used in basic and diluted net loss per share
  calculations.......................................................        6,282        1,483
                                                                         =========    =========
Net loss per common share - basic and diluted........................    $   (0.95)   $   (1.28)


        The following outstanding options and warrants, and convertible preferred stock (on an as-converted basis), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ------------------------
                                                                            2000         1999
                                                                         -----------  -----------
Options and warrants.................................................     3,318,613    2,666,987
Convertible preferred stock..........................................    17,995,383   18,108,622

INVESTMENTS IN MARKETABLE SECURITIES

         We account for investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt and equity securities are classified as available-for-sale securities and are reported at fair market value with any unrealized holding gains and losses excluded from current earnings and reported in stockholders' equity. As of March 31, 2000 there was no significant difference between the cost of our investments and their fair market value.

3.       LEGAL MATTERS:

        On March 22, 1999, Caliper Technologies corporation ("Caliper") filed suit in Superior Cout of California, naming as defendants Bertram Rowland ("Rowland"), Flehr, Hohbeck Test, Albritton & Herbert ("Flehr") and ACLARA. The suit alleges that Rowland and Flehr, who had been and were counsel to us, while being, for a limited period during this time, also counsel to Caliper, learned trade secrets of Caliper which were then improperly used by Rowland and Flehr as counsel to us, and by us, in a patent application that resulted in an issued patent, and for other unspecified purposes. The suit seeks actual and exemplary damages and equitable relief.

        On April 26, 1999, we filed a patent infringement action against Caliper in the U.S. District Court in Northern California alleging infringement of our patent (the "015 patent") which concerns methods and devices for moving molecules by the application of electrical fields.

        In January 2000, Caliper filed a complaint against us in the U. S. District Court of Northern California, alleging infringement of four patents that they claim to have licensed exclusively. On March 10, 2000, Caliper amended its lawsuit to include a fifth recently issued patent.

        We have received correspondence from an attorney representing certain minority shareholders of 2C Optics (our former parent company), alleging violations of corporate and securities law by ACLARA and one or more of its directors, with regards to a repurchase of our Series A preferred stock from 2C Optics in March, 1999. The attorney is threatening litigation to force us to sell to his clients shares of ACLARA stock, at $0.60 per share (the price at which they were re-purchased), equal to each clients' pro rated portion of the shares repurchased. An attorney representing 2C Optics has informed us that they are also considering litigation against us based on the same allegations.

        We are currently unable to predict at this time the final outcome of these matters and the ultimate effect, if any, on ACLARA's financial condition, cash flows and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that ACLARA ("ACLARA", "we," "us" or "our") "believes," "anticipates," "expects," "intends," or "plans to", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Additional Factors That Might Affect Future Results" set forth below.

        The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes to those statements.


OVERVIEW

        We are a developer of microfluidic lab-on-a-chip technology, having access to a wide range of technology and intellectual property required to broadly address the genomics and pharmaceutical drug screening markets. We are developing advanced tools for drug discovery and genomics using our proprietary microfluidic array technology and assay chemistries. By performing integrated sample processing and analysis on plastic microfluidic array LabCard chips, these tools would enable the rapid, parallel processing of large numbers of samples while requiring only minute volumes of expensive or rare reagents.

        We were formed by a spin-off transaction from Soane Technologies, Inc. and incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. In 1998, we changed our name to ACLARA BioSciences, Inc. Since our inception, we have engaged primarily in organization and research and development efforts related to the application of microfluidics technology to genomics and pharmaceutical drug screening. To date, we have generated most of our revenues from research partnerships and collaborations and from government grants. Our partners and collaborators include PE Biosystems, Packard BioScience, the R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson, and Cellomics, Inc. We have also received government grants from the National Institutes of Health (NIH), the National Institute of Standards and Technology Advanced Technology Program (NIST ATP) and the Defense Advance Research Projects Agency (DARPA).

        On March 24, 2000 ACLARA completed its initial public offering, selling 10,350,000 shares of common stock.

        We have invested substantial amounts in establishing our microfluidics technologies. Since our inception we have spent over $20 million on our research and development efforts. Over 85% of our 86 employees at March 31, 2000 were engaged in research and development.

We have incurred significant losses since our inception. As of December 31, 1999, our accumulated deficit was $22.6 million and total stockholders' deficit was $26.5 million. As of March 31, 2000, our accumulated deficit was $25.6 million and total stockholders' equity was $212.1 million.

We expect to incur additional operating losses over at least the next two years as we continue to expand our research and development efforts and infrastructure.

        Our sources of potential revenue for the next several years are likely to be payments under existing and possible future collaborative arrangements, government research grants, product revenue from the sale of LabCards, and royalties from our collaborators based on revenue received from the sale of equipment and reagents utilizing our technology.

        We recognize grant and collaboration revenue based on meeting certain requirements, completing milestones as specified in the grants or contracts, straight line over the period of certain contracts or as work is performed and evidenced by time sheets and expense reports for certain grants. Revenue on product sales is generally recognized upon shipment of product to the customer. Revenue on license agreements is recognized on a straight line basis over the life of services to be rendered under the license agreements.

        We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." We recorded amortization of deferred compensation of approximately $1.7 million for the three months ended March 31, 2000 to the appropriate operating expense categories. The amortization expense relates to options awarded to employees in all operating expense categories.

        We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

        Under APB No. 25, compensation expense is based on the difference, if any on the date of the grant, between the fair value of our stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument.

RESULTS OF OPERATIONS

Revenue. Our revenue for the three months ended March 31, 2000 was $840,000, an increase of $469,000 or 126% from $371,000 for the prior year period. The increase resulted entirely from increased revenue from the collaboration agreement with PE Biosystems and

Johnson & Johnson, increased revenue pursuant to our agreement with Cellomics, and increased revenue from our grant from NIST ATP to develop LabCard systems for nucleic acid sample processing, offset by decreased revenue from research and development contract with DARPA, which is nearing completion.

        Research and development. Research and development expenses were $4.1 million for the three months ended March 31, 2000 and $1.6 million for the prior year period. Of the $2.5 million increase, $1.4 million was related to non-cash stock-based compensation expense. The remaining increases were due to increased staffing and other project and personnel related costs. We expect to continue to devote substantial resources to research and product development, and we expect that research and development expenses will continue to increase on an absolute dollar value basis.

        General and administrative. General and administrative expenses were $2.5 million during the three months ended March 31, 2000, as compared to $646,000 during the same period of the previous year. Of the $1.9 million increase, $156,000 was related to non-cash stock-based compensation expense. The remaining increase was due to general corporate expenses associated with becoming a public company and on-going intellectual property matters. We expect that general and administrative expenses will increase in absolute dollar amounts as we expand our administrative staffs, move into office space vacated by sub-lessees and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

        Interest Income (Expense). Interest income represents income earned on our cash and cash equivalents and short term investments; interest expense represents interest paid on loans and capital leases. Interest income was $93,000 for the three months period ending March 31, 2000, and $73,000 for the prior year period. The increase was due to higher average cash balances. We anticipate that interest income will significantly increase as a result of our increased cash and investment balances from our recent stock offering. Interest expense was $288,000 for the three months ended March 31, 2000, and $98,000 for the prior year period. The increase was due to interest incurred on loans for tenant improvements and related equipment at our new Mountain View facility.

        Net Loss. Net loss was $6.0 million for the three months ended March 31, 2000 compared to a loss of $1.9 million for the period ended March 31, 1999. Net loss for the current period reflects an increase in collaboration and grant revenue, which was more than offset by increased operating expenses in research and product development activities, amortization of non-cash stock-based compensation, on-going intellectual property litigation, and general corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

        On March 31, 2000, we had $211.9 million in cash and cash equivalents and short-term investments. In addition, we had $1.3 million available on a loan agreement with a financial institution to be used for the purchase of equipment.

        Net cash used in operating activities for the three months ended March 31, 2000 was $3.1 million. Cash used in operating activities for the three months ended March 31, 1999 was $1.9 million. The increase in cash used by operating activities year-over-year was primarily due to the net loss of $6.0 million for 2000 compared to a net loss in 1999 of $1.9 million, partially offset by an increase in the amortization of deferred compensation amounts period-over-period and an increase in accounts payable.

        Net cash used in investing activities for the three months ended March 31, 2000 was $202.9 million, compared with $7.8 million for the three months ended March 31, 1999. The proceeds from the sale of the 10,350,000 shares of common stock we offered during our initial public offering in March 2000, were approximately $201.6 million, of which $300,000 are still to be paid, after deducting the underwriting discounts and commissions and other offering expenses. These proceeds were used to purchase short-term investments. We believe that the proceeds from the offering, together with our current cash balances, cash equivalents, short-term investments and cash generated from our collaborative arrangements and product sales will be sufficient to meet our operating and capital requirements through the end of 2001. Our capital commitments for the next 12 months, including lease payments, loan payments, planned tenant improvements, and planned equipment purchases are estimated to be $6.9 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, the competitiveness of our products, arrangements with existing or new collaborative partners, the ability of our outside manufacturers to meet our demands at currently estimated prices, obtaining and enforcing patents important to our business, and possible technology acquisitions.

YEAR 2000

        We did not experience any significant problems associated with Year 2000 issues, and we are not aware that any of our suppliers or vendors experienced any such problems.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. To date, we do not engage in hedging activities.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. ACLARA's revenue recognition policy is in compliance with the provisions of SAB 101.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued for Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operation of ACLARA.


               ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

        The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in this Quarterly Report on Form 10-Q. Any of these risk factors could materially and adversely affect our business, financial condition, results of operations and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.


WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

        Since we were founded in May 1995, we have engaged primarily in organizational and research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net loss for the three months ended March 31, 2000 was $6.0 million. Net losses for the years ended December 31, 1997, 1998 and 1999 were $2.0 million, $5.5 million, and $8.2 million, respectively. As of March 31, 2000, we had an accumulated deficit of $25.6 million. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administration costs associated with our operations.

        We have not commercially launched any LabCard products to date and do not expect to do so until late 2000. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with our collaborative partners, to successfully design, develop, manufacture and commercialize our microfluidic systems in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements, technology access fees, interest on cash and investment balances and government grants. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

        Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

      o expiration or termination of contracts with collaborators or government research grants, which may not be renewed or replaced;

      o the timing and willingness of collaborators to commercialize our products;

      o     the timing, release and competitiveness of our products; and

      o general and industry-specific economic conditions, which may affect our customers' research and development expenditures and use of our products.

        If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short-term. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue.

        Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons to results of historical operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.


OUR PRODUCTS ARE IN THE DEVELOPMENT STAGE AND MAY NOT SUCCESSFULLY BE BROUGHT TO COMMERCIALIZATION.

        We currently have no commercially available products and we have never developed, manufactured, distributed or sold commercial systems using our microfluidics technology. We are developing products that are in many cases part of complex systems that also have not been fully developed, tested, manufactured or commercially introduced by our major collaborative partner. We may not be able to perfect the design of our products due to the complexity of the systems they are part of and the demands of the scientific processes that they address. For instance, we have not yet established the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products. Even though we have designed products that function in a prototype system, we cannot assure you that we will be able to adapt the design to allow for large-scale manufacturing and commercialization. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the systems by those launch dates, or at all. If we are unable to design commercially viable systems either independently or with our collaborative partners, we may be unable to remain in business.

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR LABCARD CHIPS AND RELATED SYSTEMS. IF THEY DO NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WILL BE LIMITED AND OUR LOSSES WOULD INCREASE.

        Demand for our LabCard products is substantially dependent upon widespread market acceptance of systems utilizing our LabCard chips as tools for genomics and pharmaceutical drug screening. Because most of our LabCard chip products will be part of larger analytical systems marketed by our collaborative partners, our ability to sell LabCard chips in these cases depends on adoption by researchers of entirely new analytical equipment. We cannot assure you that LabCard chips and related instrument systems using our technology will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

      o our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost-effectiveness of our LabCard chips and systems, relative to products available at the time these systems are introduced; and

      o the extent and success of our partners' efforts to market, sell and distribute the LabCard chips and systems.

        Further, if our initial LabCard systems are not favorably received by the market, it could undermine our ability to successfully introduce subsequent LabCard chips or systems as well. If our LabCard chips and systems do not gain market acceptance, our losses would increase and we may be unable to remain in business.


WE PREDOMINANTLY DEPEND ON COLLABORATIVE PARTNERS TO DEVELOP AND MARKET SYSTEMS THAT UTILIZE OUR LABCARD CHIPS TO END USERS. IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM AS EXPECTED, WE MAY BE UNABLE TO DEVELOP AND MARKET OUR PRODUCTS.

        Because the majority of our products are components of larger systems, our success depends on our ability to establish relationships with collaborative partners to create products to address market needs. For example, our collaborative relationship with PE Biosystems provides for the joint development of systems for genomics research and pharmaceutical drug screening. In this relationship, we provide LabCard chips as one component of systems used by researchers for genomics analysis and pharmaceutical drug screening applications. Our ability to expand the applications for our technology will largely depend on our ability to broaden our relationship with existing partners and identify and enter into similar relationships with new collaborative partners to address additional customer needs. If we are unable to broaden our existing collaborative relationships or enter into relationships with additional collaborative partners our business may suffer.

        Our ability to sell products will also depend on the ability of our collaborative partners to develop instrument systems that can utilize our LabCard chips. If the development efforts of our collaborative partners fail or are significantly delayed, our losses would increase. We cannot assure you that our collaborative partners will be able to develop products as planned.

        We also intend to rely upon our current and future collaborative partners to market, sell, distribute and promote our LabCard chips. We do not intend to develop a large internal marketing and sales organization. Accordingly, we will be substantially relying on our collaborative partners to fulfill these tasks. If our collaborative partners do not perform these functions satisfactorily, our ability to market, sell and distribute our products could be severely limited.

        We generally do not have control over the resources or degree of effort that any of our existing collaborative partners may devote to our collaborations. If our collaborators breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in accordance with agreed upon schedules, our business would be harmed. In addition, our collaborative partners could cease operations, eliminate relevant product lines, or offer, design, manufacture or promote competing lines of products. Any of those occurrences would increase our losses.


WE RELY HEAVILY ON PE BIOSYSTEMS TO DEVELOP, MANUFACTURE AND COMMERCIALIZE SYSTEMS TO BE USED IN CONNECTION WITH OUR LABCARD CHIPS AND TO COMMERCIALIZE MOST OF OUR LABCARD PRODUCTS. PE BIOSYSTEMS' FAILURE TO DO SO SUCCESSFULLY COULD DELAY OR PREVENT THE COMMERCIALIZATION OF OUR PRODUCTS IN THE GENOMICS AND PHARMACEUTICAL DRUG SCREENING MARKETS, AND RESULT IN INCREASED LOSSES.

        As part of our business strategy, we are focusing on the development of our LabCard chips and related chemistries for genomics and pharmaceutical drug screening systems. In most cases we are relying on PE Biosystems to manufacture and commercialize the systems, including commercializing our LabCard chips. We have collaboration agreements with PE Biosystems to jointly develop microfluidic systems for genomics and pharmaceutical drug screening. In addition to developing or co-developing the instrumentation, software and reagents, PE Biosystems will have the exclusive right to market and sell those products worldwide. We cannot assure you that PE Biosystems will perform its obligations under the agreements, or that PE Biosystems will successfully commercialize any products resulting from our joint efforts. Moreover, PE Biosystems has the discretion, under certain circumstances, to elect not to proceed with the commercialization of products jointly developed under the agreement. PE Biosystems' failure to perform under the agreement or to successfully commercialize our LabCard products and systems could delay or prevent the commercialization of our products and result in increased losses.


IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WOULD BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN THE MARKET. THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES.

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 85 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

        In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, we cannot assure you that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information or that adequate remedies would exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Further, we cannot assure you that others have not or will not independently develop substantially equivalent know-how and technology.

        Our commercial success also depends in part on avoiding the infringement of other parties' patents or proprietary rights and the breach of any licenses that may relate to our technologies and products. We are aware of various third-party patents that may relate to our technology. We believe that we do not infringe these patents but cannot assure you that we will not be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into license arrangements with them. We cannot assure you that we could enter into the required licenses on commercially reasonably terms, if at all. The failure to obtain necessary licenses or to implement alternative approaches may prevent us from commercializing products under development and would impair our ability to be commercially competitive. We may also become subject to interference proceedings conducted in the U.S. Patent and Trademark Office to determine the priority of inventions.

        The defense and prosecution, if necessary, of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

        Further, there is a risk that some of our confidential information could be compromised during the discovery process of any litigation. During the course of any lawsuit, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.


WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH CALIPER TECHNOLOGIES CORP. THAT WILL BE EXPENSIVE, MAY HURT OUR COMPETITIVE POSITION, MAY AFFECT OUR ABILITY TO

ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS AND MAY PREVENT US FROM SELLING CERTAIN OF OUR PRODUCTS.

        In March 1999, Caliper sued our former patent law firm, an attorney who is presently our general counsel, and us alleging misappropriation of Caliper's trade secrets. Caliper claims the attorney and the law firm, who were of counsel to ACLARA both before and after the alleged events, and who were briefly of counsel to Caliper during that period, used Caliper's confidential information in preparing an application for one of our key patents. The attorney joined us as internal general counsel approximately three years after the alleged events. The patent in question covers technology used in most of the LabCard chips we are currently developing. Caliper has asked for unspecified monetary damages and equitable relief. We believe that Caliper's suit lacks factual and legal merit and are defending the case vigorously. However, litigation is unpredictable, and we may not prevail. If we do not prevail, we could owe Caliper a significant amount of monetary damages. The court could also grant Caliper various forms of equitable relief including preventing us from enforcing some of our intellectual property rights against Caliper. As a result, an outcome adverse to us could cause our business to suffer materially.

        We sued Caliper in April 1999 for infringement of U.S. Patent No. 5,750,015, or the `015 patent, which covers technology used in most of our current LabCard chip designs. We believe our case has merit and are pursuing it aggressively. The court could decide, however, that Caliper does not infringe the `015 patent, or could find the `015 patent to be invalid or unenforceable. In either case, we would not be able to prevent Caliper and other third parties from using product designs that we view as protected by the `015 patent. These outcomes would reduce the value of our intellectual property rights, weaken our competitive position and significantly hurt our financial results.

        In January 2000, Caliper sued us alleging infringement of four patents (U.S. Patent Nos. 5,858,195, 6,001,229, 6,010,607 and 6,010,608) that they claim to have licensed exclusively. On March 10, 2000, Caliper amended its lawsuit to include a fifth patent recently issued, U.S. Patent No. 6,033,546. We believe our products, which are still under development, do not infringe any claims of these patents and are defending our position vigorously. In our Answer and Counter-Claim filed on April 6, 2000, we have denied that we infringe any of these patents and have further asserted that these patents are invalid and unenforceable. However, the outcome of any litigation is uncertain, and we may not prevail. Should we be found to infringe any of these patents, we may be liable for potential monetary damages, and could be required to obtain a license from Caliper to commercialize our products or redesign our products so they do not infringe any of these patents. If we were unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of some of our products. In this case our business may not develop as planned, and our results could materially suffer.

All three pieces of litigation are in the early stages. No court has made a decision on any substantive issue that could indicate a likely outcome of the litigation, and litigation results are, in any event, unpredictable. If Caliper prevails on its trade secret or patent claims or on some or all of its affirmative defenses of invalidity and unenforceability in the federal action, it could impair our ability to enforce our intellectual property rights, not just against Caliper but against other competitors or others using the technology claimed in the `015 and related patents, which could adversely affect our business.

WE HAVE LIMITED MANUFACTURING EXPERIENCE, AND WILL BE SUBJECT TO THE RISK OF FINALIZING CONTRACTUAL ARRANGEMENTS, TRANSFERRING TECHNOLOGY AND MAINTAINING RELATIONSHIPS WITH THIRD-PARTY MANUFACTURERS TO MANUFACTURE OUR LABCARD CHIPS.

We have no experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to the manufacturing of prototype LabCard chips for testing purposes and for internal use by our collaborative partners. The nature of our products requires the use of sophisticated injection molding and other manufacturing processes that are not widely available. For this reason only a limited number of vendors currently have the expertise to manufacture our products. We have relationships with outside suppliers who are currently manufacturing limited quantities of our LabCard chips for research and development purposes. We will need to enter into contractual relationships with these or other manufacturers for commercial scale production of LabCard chips and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of chips or on commercially reasonable terms. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of LabCard chips. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues.


WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

        Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. We carry key person life insurance on only two of our senior management personnel. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. There is currently a shortage of skilled executives and intense competition for such personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain personnel with the advanced qualifications necessary for the development of our business. The inability to attract and retain the necessary scientific, technical and managerial personnel could have a material adverse effect upon our research and development activities, sales revenue, operating costs and future growth prospects.


WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

        We compete with companies that design, manufacture and market analytical instruments for genomics and pharmaceutical drug screening using technologies such as gel electrophoresis, capillary electrophoresis, microwell plates and robotic liquid handling systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures, for genomics and drug screening markets targeted by us, using methods such as hybridization chips and high density microwell plates. Furthermore, we are aware of other companies that are developing microfluidics technology, including Caliper Technologies Corp. and Orchid BioSciences, Inc., for potential use in certain of the markets that we are targeting.

We anticipate that we will face increased competition in the future as new companies enter the market with new technologies. Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions characterize the markets for our products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Many of these competitors have greater financial and personnel resources and more experience in research and development than we have. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies which are our potential customers or our strategic partners will not develop competing products.


WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE, WHICH WOULD INCREASE OUR LOSSES IF SUCH CLAIMS OCCURRED.

        Once we have commercially launched our LabCard products, we will face exposure to product liability claims. Any product liability claims arising in the future, regardless of their merit or eventual outcome, could increase our losses. We intend to secure product liability insurance coverage, but we cannot assure you that we will be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. In addition, potential product liability claims may exceed the amount of our insurance or may be excluded from coverage under the terms of the policy.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED OR GENERATE THE CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, WHICH COULD HURT OUR ABILITY TO COMPETE OR ACHIEVE PROFITABILITY.

        It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from this offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the end of 2001. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will continue to receive funding under existing collaborative arrangements or that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.


CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

Our executive officers, directors and largest stockholders and their affiliates presently beneficially own or control approximately 44% of the outstanding shares of common stock, and will until at least 181 days after the date of the Initial Public Offering. Accordingly, our current executive officers, directors and their affiliates, if acting together, would have the ability to control the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership could also delay or prevent a change of control of our company at a premium price if these stockholders oppose it.


THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

        There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $20.00 and $57.50 per share.

        The trading price of our common stock may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including: quarterly fluctuations in results of operations; the company's ability to successfully commercialize our products; technological innovations or new commercial products by us or our competitors; developments concerning government regulations or proprietary rights which could affect the potential growth of our customers; the execution of new collaborative agreements and material changes in the relationships with business partners; market reaction to trends in revenues and expenses, especially research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions.

        The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of the common stock. In addition, the stock market, and the Nasdaq National Market and the market for technology companies in particular, is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition.


WE HAVE BEEN THREATENED WITH LITIGATION SEEKING RECISSION OF A REPURCHASE OF SHARES FROM A FORMER STOCKHOLDER, WHICH, IF LITIGATION OCCURS AND IS DECIDED ADVERSELY TO ACLARA, COULD RESULT IN SUBSTANTIAL DILUTION TO ALL STOCKHOLDERS.

In March 1999 we exercised a contractual first right of refusal and repurchased, at a price of $0.60 per share, 4,521,000 shares of our Series A preferred stock from 2C Optics, Inc., our former parent company, which was marketing its position to prospective buyers. In January 2000, after the initial filing of our S-1 registration statement with the SEC, we received correspondence from an attorney representing a group of minority shareholders of 2C Optics, including David Soane, one of our co-founders. This correspondence alleged violations of corporate and securities loans by us and one or more of our directors, including our chairman, Thomas Baruch, in connection with our repurchase of these shares, and that Mr. Baruch, who was a director of both ACLARA and 2C Optics at the time of the repurchase, violated his fiduciary duties in connection with the transaction. The correspondence further threatens litigation, based on these allegations, seeking rescission of the repurchase transaction, unless we allow each of the attorney's clients to purchase from us, at $0.60 per share, that number of our shares equal to such client's pro rata interest in the repurchased shares, based on such client's ownership of 2C Optics. An attorney representing 2C Optics has informed us that they are also considering litigation against us based on the same allegations. 2C Optics has indicated that they intend to make a decision in the near future. We have indicated that we believe the claim against ACLARA and these directors to be without merit and if sued, we will countersue certain 2C Optics directors for causing any losses incurred by ACLARA in connection with this matter. We cannot assure you that 2C Optics will not decide to file a lawsuit against us or seek equitable relief. We believe we have meritorious defenses to these allegations and, should these persons commence litigation against us, we will vigorously pursue these defenses. If litigation is commenced and is decided against us, we may be required to rescind the repurchase transaction, in whole or in part, which could result in substantial dilution to our stockholders, or we could be forced to pay monetary damages or be subjected to further equitable remedies, each of which could result in increased losses and substantial costs and expenses, thereby affecting our profitability.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

        Certain provisions of our certificate of incorporation and our bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which may prohibit large stockholders from consummating a merger or combination with us. These provisions could also limit the price that investors might be willing to pay in the future for our common stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk is currently confined to our cash and cash equivalents which have maturities of less than three months, and our short-term investments which have average maturities of less than one year. We maintain an investment portfolio of commercial paper and U.S. government agency bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investment portfolio but may negatively impact the interest expense associated with our long-term debt.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

        Information with respect to this item is incorporated by reference to the subsections entitled, "Additional Factors That Might Affect Future Results -- We are involved in intellectual property litigation with Caliper Technologies Corp. that will be expensive, may hurt our competitive position, may affect our ability to enforce our intellectual property rights and may prevent us from selling certain of our products" and "-- We have been threatened with litigation seeking recission of a repurchase of shares from a former stockholder, which, if litigation occurs and is decided adversely to ACLARA, could result in substantial dilution to all stockholders" under Item 2 of Part I of this Report on Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and which subsections begin on pages 16 and 20, respectively.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 20, 2000, a registration statement on Form S-1 (No. 333-95107) was declared effective by the Securities and Exchange Commission, pursuant to which 10,350,000 shares of our common stock were offered and sold by us at a price of $21 per share, generating gross offering proceeds of approximately $217.4 million. The managing underwriters were Deutsche Banc Alex. Brown, Warburg Dillon Read LLC and U.S. Bancorp Piper Jaffray. In connection with the offering, we incurred $14.9 million in underwriting discounts and commissions, and approximately $900,000 in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $201.6 million. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities and for working capital and other general corporate purposes.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           The following matters were submitted to a vote of the security holders of ACLARA BioSciences, Inc. during the three month period ended March 31, 2000:

           (1) Effective March 13, 2000, the stockholders approved by written consent the following matters:

                (a) Amendment and restatement of our certificate of incorporation to, among other things, (i) increase our authorized common stock from 40,000,000 to 150,000,000 shares and increase our authorized preferred stock from 22,800,000 to 34,200,000; (2) effect a three-for-two stock split for each share of our common stock and preferred stock (the "Stock Split"); and (3) upon the closing of our initial public offering, decrease the authorized preferred stock to 15,000,000;

                (b) Amendment and restatement of our 1997 Stock Option Plan to, among other things, reserve an additional 1,290,000 shares (giving effect to the Stock Split) of common stock for issuance thereunder;

                (c) Adoption of our Employee Stock Purchase Plan and reservation of 450,000 shares (giving effect to the Stock Split) of common stock for issuance thereunder; and

                (d) Amendment to the amended and restated certificate of incorporation to, among other things, amend provisions of the certificate that would no longer be applicable upon conversion of our preferred stock into common stock.

           A total of 1,610,445 shares of common stock (out of 2,327,477 shares outstanding) were voted in favor of the written consent. A total of 2,344,466 shares of Series B Preferred Stock (out of 2,344,466 shares outstanding) were voted in favor of the consent. A total of 614,905 shares of Series C Preferred Stock (out of 1,076,923 shares outstanding) were voted in favor of the consent. A total of 388,364 shares of Series D Preferred Stock (out of 405,867 shares outstanding) were voted in favor of the consent. A total of 1,666,667 shares of Series E Preferred Stock (out of 1,666,667 shares outstanding) were voted in favor of the consent. A total of 5,901,540 shares of Series F Preferred Stock (out of 6,676,666 shares outstanding) were voted in favor of the consent. A total of 746,269 shares of Series G Preferred Stock (out of 746,269 shares outstanding) were voted in favor of the consent. A total of 827,815 shares of Series H Preferred Stock (out of 827,815 shares outstanding) were voted in favor of the consent.

           (2) Effective February 16, 2000, the stockholders approved by written consent the amendment of our certificate of incorporation, to increase the size of our board of directors from five to seven members. A total of 1,610,445 shares of common stock (out of 2,165,761 shares outstanding) were voted in favor of the written consent. A total of 2,344,466 shares of Series B Preferred Stock (out of 2,344,466 shares outstanding) were voted in favor of the consent. A total of 614,905 shares of Series C Preferred Stock (out of 1,076,923 shares outstanding) were voted in favor of the consent. A total of 384,994 shares of Series D Preferred Stock (out of 402,317 shares outstanding) were voted in favor of the consent. A total of 1,666,667 shares of Series B Preferred Stock (out of 1,666,667 shares outstanding) were voted in favor of the consent. A total of 5,901,540 shares of Series F Preferred Stock (out of 6,676,666 shares outstanding) were voted in favor of the consent. A total of 746,269 shares of Series G Preferred Stock (out of 746,269 shares outstanding) were voted in favor of the consent. A total of 827,815 shares of Series H Preferred Stock (out of 827,815 shares outstanding) were voted in favor of the consent.

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed with or incorporated by reference as part of this Report.



           (b) Current Reports on Form 8-K. We did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ACLARA BioSciences, Inc.


                                     /s/ Wendy R. Hitchcock
May 15, 2000                   By:  ____________________________

                                    Name:  Wendy R. Hitchcock
                                    Title:  Vice President Finance/
                                    Administration and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

                                 EXHIBIT INDEX
Exhibit                                                                              Page
Number              Exhibit Title                                                    Number
------              -------------                                                    ------
3.1                 Amended and Restated Certificate of Incorporation of ACLARA
                    BioSciences, Inc. (1)

3.2                 Certificate of Amendment to Amended and Restated Certificate of
                    Incorporation of ACLARA BioSciences, Inc. (2)

3.3                 Amended and Restated Bylaws of ACLARA BioSciences, Inc. (3)

27.1                Financial Data Schedule

(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-95107 (our "Form S-1").

(2)  Previously filed as Exhibit 3.6 to our Form S-1.

(3)  Previously filed as Exhibit 3.4 to our Form S-1.