Form 10-Q
period 2000-06-30
ACLARA BIOSCIENCES INC
filed 2000-08-14
CIK 1067588

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 34,488,276.

                            ACLARA BIOSCIENCES, INC.

                                TABLE OF CONTENTS


PART 1:           FINANCIAL INFORMATION

        Item 1.   Financial Statements (unaudited):

                  Condensed Balance Sheets as of June 30, 2000 and
                  December 31, 1999.                                            3

                  Condensed Statements of Operations for the three months and
                  six months ended June 30, 2000 and June 30, 1999              4

                  Condensed Statements of Cash Flows for the six months
                  ended June 30, 2000 and June 30, 1999                         5

                  Notes to Condensed Financial Statements                       6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           9

        Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                                   20



PART II:          OTHER INFORMATION

        Item 1.   Legal Proceedings                                             21

        Item 2.   Changes in Securities and Use of Proceeds.                    22

        Item 3.   Defaults Upon Senior Securities (not applicable)

        Item 4.   Submission of Matters to a Vote of Security Holders
                  (not applicable)

        Item 5.   Other Information (not applicable)

        Item 6.   Exhibits and Reports on Form 8-K.                             23

SIGNATURES                                                                      24

EXHIBIT INDEX                                                                   25

                            ACLARA BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                         June 30,      December 31,
                                                          2000            1999
                                                        ---------      ------------
                                                       (unaudited)

                     ASSETS

Current assets:
    Cash and cash equivalents                           $ 159,893       $  10,250
    Short-term investments                                 48,506           3,479
    Accounts receivable                                       596             615
    Prepaid expenses and
      other current assets                                  1,195             434
                                                        ---------       ---------

Total current assets                                      210,190          14,778

Property and equipment, net                                 5,431           5,171

Restricted cash                                               625             625
Other assets, net                                              43              --
                                                        ---------       ---------

Total assets                                            $ 216,289       $  20,574
                                                        =========       =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
 STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                    $     605       $     412
    Accrued payroll and related expenses                      633             114
    Accrued expenses                                        2,505           1,090
    Current portion of capital lease obligations              258             286
    Current portion of loans payable                        1,009             820
                                                        ---------       ---------


Total current liabilities                                   5,010           2,722

Capital lease obligations, less current portion               193             284
Loans payable, less current portion                         2,535           3,087
                                                        ---------       ---------


Total liabilities                                           7,738           6,093
                                                        ---------       ---------
Mandatorily redeemable convertible preferred stock              0          40,973
                                                        ---------       ---------

Stockholders' Equity (Deficit)
    Common stock                                               35               2
    Additional paid-in capital                            253,810           2,589
    Deferred stock-based compensation                     (14,980)         (6,508)
    Notes receivable for common stock                        (641)             (7)
    Accumulated other comprehensive income                    775               4
    Deficit accumulated during development stage          (30,448)        (22,572)
                                                        ---------       ---------
Total stockholders' equity (deficit)                      208,551         (26,492)
                                                        ---------       ---------

Total liabilities, mandatorily redeemable
 convertible stock and stockholders'
 equity (deficit)                                       $ 216,289       $  20,574
                                                        =========       =========

The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
REVENUE:
Grant and collaboration                            $   950        $   774       $  1,790        $ 1,145
                                                   -------        -------       --------        -------
     Total revenue                                     950            774          1,790          1,145
                                                   -------        -------       --------        -------
OPERATING EXPENSES:
Research and development                             5,611          1,258          9,728          2,859
General and administrative                           3,662            933          6,174          1,579
                                                   -------        -------       --------        -------
      Total operating expenses                       9,273          2,191         15,902          4,438
                                                   -------        -------       --------        -------
Loss from operations                                (8,323)        (1,417)       (14,112)        (3,293)

Interest income                                      3,630            129          3,723            289

Interest expense                                      (173)           (23)          (461)          (206)
                                                   -------        -------       --------        -------

Net loss                                           $(4,866)       $(1,311)      $(10,850)       $(3,210)
                                                   =======        =======       ========        =======
Net loss per common share
 -- basic and diluted                              $ (0.15)       $ (0.87)      $  (0.32)       $ (2.13)

Shares used in net loss per common
share calculations - basic and diluted              33,459          1,514         33,445          1,504

The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            2000            1999
                                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(10,850)        $(3,210)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                                   428             206
Amortization of long-term debt discount                                          56               0
Amortization of deferred compensation                                         3,655             306
Changes in assets and liabilities:
   Accounts receivable                                                           19             140
   Prepaid expenses and other current assets                                   (761)           (165)
   Accounts payable                                                             192           1,389
   Accrued payroll and related expenses                                         519             202
   Accrued expenses and other liabilities                                     1,250           1,102
   Deferred revenue                                                              94              70
                                                                           --------         -------
      Net cash used in operating activities                                  (5,398)             40
                                                                           --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                          (688)         (3,159)
Purchase of short-term investments                                          (44,255)         (6,582)
Change in other assets                                                          (44)             30
                                                                           --------         -------
      Net cash used in investing activities                                 (44,987)         (9,711)
                                                                           --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations                             (119)              0
Repayment of loans payable                                                     (346)         (2,419)
Proceeds from issuance of loans payable                                           0              20
Proceeds from issuance of preferred stock, net of issuance costs                  0          19,398
Repurchase of Series A preferred stock and one share of common stock              0          (2,713)
Proceeds from initial public offering, net of issuance costs                200,488               0
Proceeds from issuance of common stock                                            5               0
                                                                           --------         -------
      Net cash provided by financing activities                             200,028          14,286
                                                                           --------         -------
Net increase (decrease) in cash and cash equivalents                        149,643           4,615
Cash and cash equivalents, beginning of period                               10,250           1,746
                                                                           --------         -------
Cash and cash equivalents, end of period                                   $159,893         $ 6,361
                                                                           ========         =======

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

    A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):
                                                                          Page 6


                                                                           Three Months Ended             Six Months Ended
                                                                                 June 30,                       June 30,
                                                                            2000           1999           2000           1999
                                                                          --------       --------       --------       --------
Basic and diluted:
Net loss                                                                   $(4,866)       $(1,311)      $(10,850)       $(3,210)

Weighted average common shares outstanding                                  34,270          1,603         34,081          1,602
Less: weighted average shares subject to repurchase                           (811)           (89)          (636)           (98)
                                                                           -------        -------       --------        -------
Weighted average shares used in basic and diluted net loss per
 share calculations                                                          33,459          1,514         33,445          1,504
                                                                           =======        =======       ========        =======
Net loss per common share  - basic and diluted                             $ (0.15)       $ (0.87)      $  (0.32)       $ (2.13)


    The following outstanding options and warrants, and convertible preferred stock (on an as-converted basis), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:


                                  Three Months Ended               Six Months Ended
                                         June 30,                       June 30,
                                   2000            1999           2000            1999
                                 ---------       ---------      ---------       ---------
Options and warrants             3,003,947       3,193,149      2,816,303       2,632,366
Convertible preferred stock              -      18,941,956              -      18,701,635


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

3.  LEGAL MATTERS:

    On March 22, 1999, Caliper Technologies Corporation ("Caliper") filed suit in Superior Court of California, naming as defendants Bertram Rowland ("Rowland"), Flehr, Hohbeck Test, Albritton & Herbert ("Flehr") and ACLARA. The suit alleges that Rowland and Flehr, who had been and were counsel to us, while being, for a limited period during this time, also counsel to Caliper, learned trade secrets of Caliper which were then improperly used by Rowland and Flehr as counsel to us, and by us, in a patent application that resulted in an issued patent, and for other unspecified purposes. The suit seeks actual and exemplary damages and equitable relief. Trial is set to begin on September 11, 2000.

    On April 26, 1999, we filed a patent infringement action against Caliper in the U.S. District Court in Northern California alleging infringement of our US Patent No. 5,750,015 (the "015 patent") which concerns methods and devices for moving molecules by the application of electrical fields. On July 19, 2000 we announced that the U.S. District Court for the Northern District of California issued a Markman order interpreting the claims of the `015 patent. Among its rulings, the Court refused to limit the claims to devices that employed electrophoretic, but not electroosmotic, movement as Caliper had asserted. The Court held that, in the context of ACLARA's patent, the term "plurality of electrodes" defines electrodes that are positioned along the axis of trenches in microfluidic devices, but not necessarily within the trenches themselves. The Court also determined that the word "trench" as it appears in the claims of the `015 is defined as an open structure which does not include a structure that has been permanently covered. In addition, the Court held that eight of forty-seven claims in the `015 were indefinite and, therefore, invalid.

    In January 2000, Caliper filed a complaint against us in the U. S. District Court of Northern California, alleging infringement of four patents that they claim to have licensed exclusively. On March 10, 2000, Caliper amended its lawsuit to include a fifth recently issued patent.

    We have received correspondence from an attorney representing certain minority shareholders of 2C Optics (our former parent company), alleging violations of corporate and securities laws by ACLARA and one or more of its directors, with regards to a repurchase of our Series A preferred stock from 2C Optics in March, 1999. The attorney is threatening litigation to force us to sell to his clients shares of ACLARA stock, at $0.60 per share (the price at which they were re-purchased), equal to each clients' pro rated portion of the shares repurchased. An attorney representing 2C Optics has informed us that they are also considering litigation against us based on the same allegations.

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

    We have invested substantial amounts in establishing our microfluidics technologies. Since our inception we have spent over $20 million on our research and development efforts. Over 85% of our 90 employees at June 30, 2000 were engaged in research and development.

    We have incurred significant losses since our inception. As of June 30, 2000, our accumulated deficit was $30.4 million and total stockholders' equity was $208.6 million. We expect to incur additional operating losses over at least the next two years as we continue to expand our research and development efforts and infrastructure.

    Our sources of potential revenue for the next several years are likely to be payments under existing and possible future collaborative arrangements, government research grants, product revenue from the sale of LabCard products, and royalties from our collaborators based on revenue received from the sale of equipment and reagents utilizing our technology.

    We recognize grant and collaboration revenue based on meeting certain requirements, completing milestones as specified in the grants or contracts, straight line over the period of certain contracts or as work is performed and evidenced by time sheets and expense reports for certain grants. Revenue on product sales will be recognized upon shipment of product to the customer. Revenue on license agreements will be recognized on a straight line basis over the life of services to be rendered under the license agreements.

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

    Under APB No. 25, compensation expense is based on the difference, if any on the date of the grant, between the fair value of our stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument. We recorded amortization of deferred compensation of approximately $2.0 million for the three months ended June 30, 2000 and approximately $3.7 million for the six months ended June 30, 2000 to the appropriate operating expense categories. The amortization expense relates to options awarded to employees in all operating expense categories.


RESULTS OF OPERATIONS

        Revenue. Our revenue for the three months ended June 30, 2000 was $950,000, an increase of $176,000 or 23% from $774,000 for the prior year period. Our revenue for the six months ended June 30, 2000 was $1.8 million, an increase of $645,000 or 56% from $1.1 million for the prior year period. The increase resulted entirely from revenue from the collaboration agreement with PE Biosystems and Johnson & Johnson, our agreement with Cellomics, and our grant from NIST ATP to develop LabCard systems for nucleic acid sample processing, offset by decreased revenue from an existing research and development contract with DARPA which is nearing completion.

        Research and Development. Research and development expenses were $5.6 million for the three months ended June 30, 2000 and $1.3 million for the prior year period. Of the $4.3 million increase, $1.6 million was related to non-cash stock-based compensation expense. Research and development expenses were $9.7 million for the six months ended June 30, 2000 and $2.9 million for the prior year period. Of the $6.9 million increase, $3.0 million was related to non-cash stock-based compensation expense. The remaining increases were due to increased staffing in R&D and pilot manufacturing, and other project and personnel related costs. We expect to continue to devote substantial resources to research and product development, and we expect that research and development expenses will continue to increase on an absolute dollar value basis.

        General and Administrative. General and administrative expenses were $3.7 million for the three months ended June 30, 2000, as compared to $933,000 during the same period of the previous year. Of the $2.7 million increase, $160,000 was related to non-cash stock-based compensation expense. General and administrative expenses were $6.2 million for the six months ended June 30, 2000 and $1.6 million for the prior year period. Of the $4.6 million increase, $318,000 was related to non-cash stock-based compensation expense. The remaining increase was due to on-going intellectual property matters, administrative costs associated with R&D growth, and general corporate expenses associated with becoming a public company. We expect that general and administrative expenses will increase in absolute dollar amounts as we expand our administrative staff, move into office space vacated by sublessees and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

        Interest Income (Expense). Interest income represents income earned on our cash and cash equivalents and short term investments; interest expense represents interest paid on loans and capital leases. Interest income was $3.6 million for the three month period ended June 30, 2000, and $129,000 for the prior year period. Interest income was $3.7 million for the six months ended June 30, 2000, and $289,000 for the prior year period. The increase was due to higher average cash balances as a result of our recent stock offering. Interest expense was $173,000 for the three months ended June 30, 2000, and $23,000 for the prior year period. Interest expense was $461,000 for the six months period ended June 30, 2000, and $206,000 for the prior year period. The increase was due to interest incurred on loans for tenant improvements and related equipment at our new Mountain View facility.

        Net Loss. Net loss was $4.9 million for the three months ended June 30, 2000 compared to a loss of $1.3 million for the period ended June 30, 1999. Net loss was $10.9 million for the six months ended

June 30, 2000 compared to a loss of $3.2 million for the six months ended June 30, 1999. Net loss for the current period reflects an increase in collaboration and grant revenue, which was more than offset by increased operating expenses in research and product development activities, amortization of non-cash stock-based compensation, on-going intellectual property matters, and general corporate activities.

LIQUIDITY AND CAPITAL RESOURCES

        On June 30, 2000, we had $208.4 million in cash and cash equivalents and short-term investments. In addition, we had $1.3 million available on a loan agreement with a financial institution to be used for the purchase of equipment.

        Net cash used in operating activities for the six months ended June 30, 2000 was $5.4 million. Cash used in operating activities for the six months ended June 30, 1999 was $40,000. The increase in cash used by operating activities year-over-year was primarily due to the net loss of $10.9 million for 2000 compared to a net loss in 1999 of $3.2 million, partially offset by an increase in the amortization of deferred compensation amounts period-over-period.

        Net cash used in investing activities for the six months ended June 30, 2000 was $45.0 million, compared with $9.7 million for the six months ended June 30, 1999. The proceeds from the sale of the 10,350,000 shares of common stock we offered during our initial public offering in March 2000 were approximately $200.5 million after deducting the underwriting discounts and commissions and other offering expenses. These proceeds were used to purchase short-term investments or were held as cash and cash equivalents. We believe that our current cash balances, cash equivalents, short-term investments and cash generated from our collaborative arrangements and product sales will be sufficient to meet our operating and capital requirements through the end of 2001. Our capital commitments for the next 12 months, including lease payments, loan payments, planned tenant improvements, and planned equipment purchases are estimated to be $6.9 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, the ability of our outside manufacturers to meet our demands at currently estimated prices, obtaining and enforcing patents important to our business, and possible technology acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. To date, we do not engage in hedging activities.

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

               ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

    The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in this Quarterly Report on Form 10-Q. Any of these risk factors could materially and adversely affect our business results of operations, financial condition and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

    Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net loss for the six months ended June 30, 2000 was $10.9 million. Net losses for the years ended December 31, 1997, 1998 and 1999 were $2.0 million, $5.5 million, and $8.2 million, respectively. As of June 30, 2000, we had an accumulated deficit of $30.4 million. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administration costs associated with our operations.

    We have not commercially launched any LabCard products to date and do not expect to do so until late 2000. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with our collaborative partners, to successfully design, develop, manufacture and commercialize our microfluidic LabCard products and systems in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements, government grants and interest on cash and investment balances. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

    Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

    - expiration or termination of contracts with collaborators or government research grants, which may not be renewed or replaced;

    - outcome of litigation proceedings to which we are currently a party or pending or threatened claims against us;

    - the timing and willingness of collaborators to commercialize our products;

    -   the timing, release and competitiveness of our products; and

    - general and industry-specific economic conditions, which may affect our customers' research and development expenditures and use of our products.

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


OUR PRODUCTS ARE IN THE DEVELOPMENT STAGE AND MAY NOT SUCCESSFULLY BE BROUGHT TO COMMERCIALIZATION.

        We currently have no commercially available products and we have never developed, manufactured, distributed or sold LabCard products or commercial systems using our microfluidics technology. We are developing products that are in many cases part of complex systems that also have not been fully developed, tested, manufactured or commercially introduced by our major collaborative partner. We may not be able to perfect the design of our products due to the complexity of the systems they are part of and/or the demands of the scientific processes that they address. For instance, we have not yet established the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products. Even though we have designed products that function in a prototype system or on a limited volume basis, we cannot assure you that we will be able to adapt the design to allow for large-scale manufacturing and commercialization. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the systems by those launch dates, or at all. If we are unable to design commercially viable LabCard products or systems, either independently or with our collaborative partners, we may be unable to remain in business.


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

    Demand for our LabCard products is substantially dependent upon widespread market acceptance of systems utilizing our LabCard chips as tools for genomics and pharmaceutical drug screening. Because most of our LabCard chip products will be part of larger analytical systems marketed by our collaborative partners, our ability to sell LabCard chips in these cases depends on adoption by researchers of entirely new analytical equipment. We cannot assure you that LabCard chips and related instrument systems using our technology will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

    - our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost-effectiveness of our LabCard chips and systems, relative to products available at the time these systems are introduced; and

    - the extent and success of our partners' efforts to market, sell and distribute the LabCard chips and systems.

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

    We also intend to rely upon our current and future collaborative partners to market, sell, distribute and promote our LabCard chips. We do not presently intend to develop a large internal marketing and sales organization. Accordingly, we will be substantially relying on our collaborative partners to fulfill these tasks. If our collaborative partners do not perform these functions satisfactorily, our ability to market, sell and distribute our products could be severely limited.

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

    Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 120 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

    Our commercial success also depends in part on avoiding the infringement of other parties' patents or proprietary rights and the breach of any licenses that may relate to our technologies and products. We are aware of various third-party patents that may relate to our technology. We believe that we do not infringe these patents but cannot assure you that we will not be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into license arrangements with them. We cannot assure you that we could enter into the required licenses on commercially reasonable terms, if at all. The failure to obtain necessary licenses or to implement alternative approaches may prevent us from commercializing products under development and would impair our ability to be commercially competitive. We may also become subject to interference proceedings conducted in the U.S. Patent and Trademark Office to determine the priority of inventions.

    The defense and prosecution, if necessary, of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings will result in substantial expense to us, and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

   On July 19 we announced that the U.S. District Court for the Northern District of California issued a Markman order interpreting the claims of the `015 patent. Among its rulings, the Court refused to limit the claims to devices that employed electrophoretic, but not electroosmotic, movement as Caliper had asserted. The Court held that, in the context of ACLARA's patent, the term "plurality of electrodes" defines electrodes that are positioned along the axis of trenches in microfluidic devices, but not necessarily within the trenches themselves. The Court also determined that the word "trench" as it appears in the claims of the `015 is defined as an open structure which does not include a structure that has been permanently covered. In addition, the Court held that eight of forty-seven claims in the `015 were indefinite and, therefore, invalid.

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

    Litigation results are unpredictable. If Caliper prevails on its trade secret or patent claims or on some or all of its affirmative defenses of invalidity and unenforceability in the federal action, it could impair our ability to enforce our intellectual property rights, not just against Caliper but against other competitors or others using the technology claimed in the `015 and related patents, which could adversely affect our business.

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


WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

    Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. We carry key person life insurance on only two of our senior management personnel. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on the ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. There is currently a shortage of skilled executives and intense competition for such personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain personnel with the advanced qualifications necessary for the development of our business. The inability to attract and retain the necessary scientific, technical and managerial personnel could have a material adverse effect upon our research and development activities, sales revenue, operating costs and future growth prospects.


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

    It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the end of 2001. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will continue to receive funding under existing collaborative arrangements or that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.


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


THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

    There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $20.00 and $66.00 per share.

    The trading price of our common stock may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control including: outcome of litigation proceedings or threatened claims to which we are currently a party; quarterly fluctuations in results of operations; the company's ability to successfully commercialize our products; technological innovations or new commercial products by us or our competitors; developments concerning government regulations or proprietary rights which could affect the potential growth of our customers; the execution of new collaborative agreements and material changes in the relationships with business partners; market reaction to trends in revenues and expenses, especially research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions. In addition, when the initial public offering lock-up period expires in September 2000, the price of our common stock may experience increased volatility.

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


WE HAVE BEEN THREATENED WITH LITIGATION SEEKING RECISSION OF A REPURCHASE OF SHARES FROM A FORMER STOCKHOLDER, WHICH, IF LITIGATION OCCURS AND IS

DECIDED ADVERSELY TO ACLARA, COULD RESULT IN SUBSTANTIAL DILUTION TO ALL STOCKHOLDERS.

In March 1999 we exercised a contractual first right of refusal and repurchased, at a price of $0.60 per share, 4,521,000 shares of our Series A preferred stock from 2C Optics, Inc., our former parent company, which was marketing its position to prospective buyers. In January 2000, after the initial filing of our S-1 registration statement with the SEC, we received correspondence from an attorney representing a group of minority shareholders of 2C Optics, including David Soane, one of our co-founders. This correspondence alleged violations of corporate and securities laws by us and one or more of our directors, including our chairman, Thomas Baruch, in connection with our repurchase of these shares, and that Mr. Baruch, who was a director of both ACLARA and 2C Optics at the time of the repurchase, violated his fiduciary duties in connection with the transaction. The correspondence further threatens litigation, based on these allegations, seeking rescission of the repurchase transaction, unless we allow each of the attorney's clients to purchase from us, at $0.40 per share, that number of our shares equal to such client's pro rata interest in the repurchased shares, based on such client's ownership of 2C Optics. An attorney representing 2C Optics has informed us that they are also considering litigation against us based on the same allegations. 2C Optics has indicated that they intend to make a decision in the near future. We have indicated that we believe the claim against ACLARA and these directors to be without merit and if sued, we will countersue certain 2C Optics directors for causing any losses incurred by ACLARA in connection with this matter. We cannot assure you that 2C Optics will not decide to file a lawsuit against us or seek equitable relief. We believe we have meritorious defenses to these allegations and, should these persons commence litigation against us, we will vigorously pursue these defenses. If litigation is commenced and is decided against us, we may be required to rescind the repurchase transaction, in whole or in part, which could result in substantial dilution to our stockholders, or we could be forced to pay monetary damages or be subjected to further equitable remedies, each of which could result in increased losses and substantial costs and expenses, thereby affecting our profitability.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

    Certain provisions of our certificate of incorporation and our bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger or combination with us. These provisions could also limit the price that investors might be willing to pay in the future for our common stock.

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

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

    Information with respect to this item is incorporated by reference to Note 3 to the condensed consolidated financial statements contained in Part I herein.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 20, 2000, a registration statement on Form S-1 (No. 333-95107) was declared effective by the Securities and Exchange Commission, pursuant to which 10,350,000 shares of our common stock were offered and sold by us at a price of $21 per share, generating gross offering proceeds of approximately $217.4 million. The managing underwriters were Deutsche Banc Alex. Brown, Warburg Dillon Read LLC and U.S. Bancorp Piper Jaffray. In connection with the offering, we incurred $14.9 million in underwriting discounts and commissions, and approximately $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $200.5 million. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities and for working capital and other general corporate purposes.

    Employees exercised options to purchase an aggregate of 26,193 shares of our common stock under our stock option plan in the second quarter of fiscal 2000 for aggregate proceeds to us of $4,547 (with exercise prices ranging from $0.1083 to $0.40 per share). These issuances were deemed exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 thereunder.

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed with or incorporated by reference as part of this Report.

    (b) Current Reports on Form 8-K. We did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ACLARA BioSciences, Inc.


August 14, 2000                    By: /s/ Joseph M. Limber
                                      -----------------------------------------
                                   Name:  Joseph M. Limber
                                   Title: President and Chief Executive Officer
                                          (Duly Authorized Officer and Acting
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                                           Page
Number     Exhibit Title                                                                         Number
-------    ---------------                                                                     ----------

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