Form 10-Q/A
period 2000-06-30
ACLARA BIOSCIENCES INC
filed 2000-08-25
CIK 1067588

                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of August 22, 2000 was 34,468,885.

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

    Earlier this year we received correspondence from an attorney representing certain minority shareholders of 2C Optics (our former parent company), alleging violations of corporate and securities laws by ACLARA and one or more of its directors, in connection with a repurchase of our Series A preferred stock from 2C Optics in March 1999. The attorney threatened litigation to force us to sell to his clients shares of ACLARA stock, at $0.60 per share (the price at which they were re-purchased), equal to each clients' pro rated portion of the shares repurchased. In order to avoid the costs and risks of potential litigation, we signed a settlement agreement with 2C Optics (now named Rodenstock, N.A.) on August 17, 2000, pursuant to which Rodenstock has agreed to drop all its claims against us in exchange for receipt of a payment. The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock's outstanding shares entitled to vote on the matter.

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

    Wendy Hitchcock, our former Chief Financial Officer, has left ACLARA to pursue other interests, and an active search is underway to find her successor. Joseph Limber, our Chief Executive Officer is currently acting as Interim Chief Financial Officer.

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



                                   ACLARA BioSciences, Inc.


August 25, 2000                    By: /s/ Joseph M. Limber
                                      -----------------------------------------
                                   Name:  Joseph M. Limber
                                   Title: President and Chief Executive Officer
                                          (Duly Authorized Officer and Acting
                                          Principal Accounting Officer)

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

27.1       Financial Data Schedule (4)

-------

(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-95107 (our "Form S-1").

(2)  Previously filed as Exhibit 3.6 to our Form S-1.

(3)  Previously filed as Exhibit 3.4 to our Form S-1.

(4) Previously filed as Exhibit 27.1 to our Quarterly Report for the period ending June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.