Form 10-Q
period 2000-09-30
ACLARA BIOSCIENCES INC
filed 2000-11-14
CIK 1067588

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of November 9, 2000 was 34,430,055.

                            ACLARA BIOSCIENCES, INC.

                                TABLE OF CONTENTS


PART 1:           Financial Information

        Item 1.   Financial Statements (unaudited):

                  Condensed Balance Sheets as of September 30, 2000 and
                  December 31, 1999.                                            3

                  Condensed Statements of Operations for the three months
                  and nine months ended September 30, 2000 and
                  September 30, 1999                                            4

                  Condensed Statements of Cash Flows for the nine months
                  ended September 30, 2000 and September 30, 1999               5

                  Notes to Condensed Financial Statements                       6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           9

        Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                                   20



PART II:          Other Information

        Item 1.   Legal Proceedings                                             21

        Item 2.   Changes in Securities and Use of Proceeds.                    22

        Item 3.   Defaults Upon Senior Securities                               N/A

        Item 4.   Submission of Matters to a Vote of Security Holders           N/A

        Item 5.   Other Information                                             N/A

        Item 6.   Exhibits and Reports on Form 8-K.                             23

SIGNATURES                                                                      24

EXHIBIT INDEX                                                                   25

PART I:    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                            ACLARA BIOSCIENCES, INC.
                      (A Company in the Development Stage)
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                      September 30,    December 31,
                                                          2000            1999
                                                      -------------    ------------
                                                       (unaudited)
                       ASSETS
Current assets:
    Cash and cash equivalents                           $  95,039       $  10,250
    Restricted cash                                         1,250              --
    Short-term marketable investments                      63,536           3,479
    Accounts receivable                                       817             615
    Prepaid expenses and
      other current assets                                  1,943             434
                                                        ---------       ---------
Total current assets                                      162,585          14,778

Property and equipment, net                                 5,804           5,171

Long-term marketable investments                           39,998              --
Restricted cash                                               625             625
Other assets, net                                              82              --
                                                        ---------       ---------
Total assets                                            $ 209,094       $  20,574
                                                        =========       =========

   LIABILITIES,MANDATORILY REDEEMABLE CONVERTIBLE
       STOCK & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                    $   1,518       $     412
    Accrued payroll and related expenses                      874             114
    Accrued expenses                                        3,914           1,090
    Current portion of capital lease obligations               --             286
    Current portion of loans payable                           49             820
                                                        ---------       ---------
Total current liabilities                                   6,355           2,722

Capital lease obligations, less current portion                --             284
Loans payable, less current portion                           575           3,087
Deferred rent                                                 161              --
                                                        ---------       ---------

Total liabilities                                           7,091           6,093
                                                        ---------       ---------
Mandatorily redeemable convertible preferred stock             --          40,973
                                                        ---------       ---------

Stockholders' Equity (Deficit)
    Common stock                                               34               2
    Additional paid-in capital                            256,696           2,589
    Deferred stock-based compensation                     (11,210)         (6,508)
    Notes receivable for common stock                        (599)             (7)
    Accumulated other comprehensive income                     11               4
    Deficit accumulated during development stage          (42,929)        (22,572)
                                                        ---------       ---------
Total stockholders' equity (deficit)                      202,003         (26,492)
                                                        ---------       ---------

Total liabilities, mandatorily redeemable
 convertible stock and stockholders'
 equity (deficit)                                       $ 209,094       $  20,574
                                                        =========       =========

The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A Company in the Development Stage)
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                               2000           1999           2000           1999
                                             --------       --------       --------       --------

REVENUE:
Grant and collaboration                      $    946       $    935       $  2,736       $  2,080
                                             --------       --------       --------       --------
     Total revenue                                946            935          2,736          2,080
                                             --------       --------       --------       --------

OPERATING EXPENSES:
Research and development                        6,029          1,842         15,757          4,701
General and administrative                      4,995          1,067         11,169          2,645
Settlement of litigation                        1,750             --          1,750             --
                                             --------       --------       --------       --------
      Total operating expenses                 12,774          2,909         28,676          7,346
                                             --------       --------       --------       --------

Loss from operations                          (11,828)        (1,974)       (25,940)        (5,266)

Interest income                                 3,450             96          7,173            298

Interest expense                                  (93)           (61)          (487)          (182)
                                             --------       --------       --------       --------

Net loss before extraordinary loss             (8,471)        (1,939)       (19,254)        (5,150)

Extraordinary loss on early
retirement of debt                             (1,103)            --         (1,103)            --

Net loss                                     $ (9,574)      $ (1,939)      $(20,357)      $ (5,150)
                                             ========       ========       ========       ========

Net loss per common share before
extraordinary loss -- basic and diluted      $  (0.25)      $  (1.25)      $  (0.58)      $  (3.39)

Extraordinary loss per share on
retirement of debt                           $  (0.03)            --       $  (0.03)            --

Net loss per common share -- basic
and diluted                                  $  (0.28)      $  (1.25)      $  (0.61)      $  (3.39)

Shares used in net loss per common
share calculation - basic and diluted          33,783          1,550         33,554          1,517

The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A Company in the Development Stage)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            2000            1999
                                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (20,357)      $  (5,150)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                                   788             392
Amortization of (discount)/premium of marketable investments                 (1,588)              8
Amortization of long-term debt discount                                         438               2
Amortization of deferred compensation                                         6,616             619
Preferred stock issued for interest expense                                      --             115
Loss on write down of property plant and equipment                              213              --
Changes in assets and liabilities:
   Accounts receivable                                                         (202)           (223)
   Prepaid expenses and other current assets                                 (1,509)           (140)
   Accounts payable                                                           1,106             946
   Accrued payroll and related expenses                                         760             163
   Accrued expenses and other liabilities                                     2,824            (195)
   Deferred revenue                                                              --            (185)
   Long term liabilities                                                        161              73
                                                                          ---------       ---------
      Net cash used in operating activities                                 (10,750)         (3,575)
                                                                          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                        (1,617)         (4,240)
Investment in restricted cash                                                (1,250)             --
Purchase of investments                                                    (709,029)         (6,691)
Maturities of investments                                                   610,569           3,150
Change in other assets                                                         (100)             30
                                                                          ---------       ---------
      Net cash used in investing activities                                (101,427)         (7,751)
                                                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for capital lease obligations                               (570)           (269)
Principal payments for loans payable                                         (3,720)             --
Repayment of notes payable to related parties                                    --            (106)
Proceeds from issuance of loans payable                                          --           3,335
Proceeds from issuance of preferred stock, net of issuance costs                 58          17,163
Repurchase of Series A preferred stock and one share of common stock             --          (2,713)
Proceeds from initial public offering, net of issuance costs                201,003              --
Proceeds from notes receivable from stockholders                                 42              15
Proceeds from issuance of common stock                                          153              18
                                                                          ---------       ---------
      Net cash provided by financing activities                             196,966          17,443
                                                                          ---------       ---------
Net increase (decrease) in cash and cash equivalents                         84,789           6,117
Cash and cash equivalents, beginning of period                               10,250           1,746
                                                                          ---------       ---------
Cash and cash equivalents, end of period                                  $  95,039       $   7,863
                                                                          =========       =========

The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

    In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ACLARA BioSciences, Inc. ("ACLARA", "we", "us" or "our") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the financial statements contained in our Registration Statement on Form S-1 for the year ended December 31, 1999 should be read in conjunction with these condensed financial statements. The balance sheet at December 31, 1999 was derived from audited financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. To date, we have not engaged in hedging activities.

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

    In March 2000, the Financial Accounting Standards Board issued

Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material effect on the financial position or results of operation of ACLARA.

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

    A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                                  2000           1999           2000           1999
                                                                --------       --------       --------       --------
Basic and diluted:
Net loss                                                        $ (9,574)      $ (1,939)      $(20,357)      $ (5,150)

Net loss per common share before extraordinary loss             $  (0.25)      $  (1.25)      $  (0.58)      $  (3.39)
Extraordinary loss per share on retirement of debt              $  (0.03)            --       $  (0.03)            --
Net loss per common share - basic and diluted                   $  (0.28)      $  (1.25)      $  (0.61)      $  (3.39)

Weighted average common shares outstanding                        34,489          1,633         34,217          1,624
Less: weighted average shares subject to repurchase                 (706)           (83)          (663)          (107)
                                                                --------       --------       --------       --------
Weighted average shares used in basic and diluted net loss
per share calculations                                            33,783          1,550         33,554          1,517


The following outstanding options and warrants, and convertible preferred stock (on an as-converted basis), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

                                    Three Months Ended               Nine Months Ended
                                       September 30,                   September 30,
                                    2000            1999            2000            1999
                                 ----------      ----------      ----------      ----------
Options and warrants              2,944,923       3,374,851       2,848,825       2,893,180
Convertible preferred stock              --      19,228,025              --      18,877,098

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

3.  LEGAL MATTERS:

    On October 27, 2000, a jury awarded Caliper Technologies ("Caliper") $52.5 million in the trade secret lawsuit brought against ACLARA by Caliper. We expect the

Court to reduce this amount by between $12 and $17 million to eliminate redundancies, which we believe will reduce our potential monetary liability to between $35.5 and $40.5 million. The jury denied Caliper's request for punitive damages. Caliper's arguments in this lawsuit centered around an alleged dual representation by Dr. Bertram Rowland of both ACLARA and Caliper in December of 1995 and early 1996. Dr. Rowland represented ACLARA as an outside patent lawyer from late 1994 through late 1996. Unbeknownst to ACLARA, in December of 1995 and early 1996, Dr. Rowland performed legal services for Caliper. Subsequent to this, Dr. Rowland became ACLARA's general counsel. In this trial, Caliper argued that Dr. Rowland misused Caliper trade secrets, and that ACLARA is liable for Dr. Rowland's actions. No judgment has been entered on the verdict, and it is not certain when a judgment will be entered. Once a judgment has been entered, ACLARA intends to appeal the judgment to the California Court of Appeal for the Sixth Appelate District and will post a bond for what is likely to be at least
1.5 times the eventual amount of the judgment. ACLARA believes that any judgment will be stayed until the appeal is resolved. At the beginning of the trade secret trial, the Court indicated that it would consider equitable remedies following the jury's verdict. On November 2, Caliper filed a brief requesting that the Court require ACLARA to assign our U.S. Patent No. 5,750,015 ("the `015 patent"), as the corpus of a constructive trust, to Caliper, with a non-exclusive, royalty-free license back to ACLARA. The license back to ACLARA would include the right to grant sublicenses to ACLARA's partners, contractors and customers. The Court is expected to hold a hearing on November 22 regarding this issue, and to issue a ruling sometime after the hearing. In the event that the court orders some form of equitable relief, the court could require ACLARA to post an additional bond to proceed with the appeal. While the ultimate outcome of this matter cannot be determined with certainty, we believe that errors were committed by the trial court that should result in the judgment being reversed on appeal and a new trial being granted. Because we are currently unable to predict the final outcome of this case, we have not accrued for any liability for this matter in our financial statements for the period ended September 30, 2000.

On April 26, 1999, we filed a patent infringement action against Caliper in the U.S. District Court in Northern California alleging infringement of the '015 patent, which concerns methods and devices for moving molecules by the application of electrical fields. On July 19, 2000 we announced that the U.S. District Court for the Northern District of California issued a Markman order interpreting the claims of the `015 patent. Among its rulings, the Court refused to limit the claims to devices that employed electrophoretic, but not electroosmotic, movement as Caliper had asserted. The Court held that, in the context of ACLARA's patent, the term "plurality of electrodes" defines electrodes that are positioned along the axis of trenches in microfluidic devices, but not necessarily within the trenches themselves. The Court also determined that the word "trench" as it appears in the claims of the `015 is defined as an open structure which does not include a structure that has been permanently covered. In addition, the Court held that eight of forty-seven claims in the `015 were indefinite and, therefore, invalid. On October 31, 2000, the Court issued an order denying a summary judgment motion by Caliper to dismiss ACLARA's patent infringement suit against Caliper. Based on the claim interpretation made by the Court in July, the Court ruled that Caliper does not literally infringe ACLARA's `015 patent. However, the Court denied Caliper's motion for summary judgment as to ACLARA's claim of infringement under the doctrine of equivalents. The Court also "denied in its entirety" Caliper's motion for summary judgment that ACLARA's patent is invalid. As a result of this ruling, a trial in this action is scheduled to begin on December 4, 2000. We are currently unable to predict the final outcome of this matter and the ultimate effect, if any, on ACLARA's financial condition, cash flows and results of operations.

    In January 2000, Caliper filed a complaint against us in the U. S. District Court of Northern California, alleging infringement of four patents that they claim to have licensed exclusively. On March 10, 2000, Caliper amended its lawsuit to include a fifth patent. We are currently unable to predict at this time the final outcome of this matter and the ultimate effect, if any, on ACLARA's financial condition, cash flows and results of operations.

Earlier this year we received correspondence from an attorney representing certain minority shareholders of 2C Optics (our former parent company), alleging violations of corporate and securities laws by ACLARA and one or more of its directors, in connection with a repurchase of our Series A preferred stock from 2C Optics in March 1999. The attorney threatened litigation to force us to sell to his clients shares of ACLARA stock, at $0.60 per share (the price at which they were re-purchased), equal to each clients' pro rated portion of the shares repurchased. In order to avoid the expense and disruption of potential litigation, we signed a settlement agreement with 2C Optics (now named Rodenstock, N.A.) on August 17, 2000, pursuant to which Rodenstock has agreed to drop all its claims against us in exchange for receipt of two payments totaling $1.75 million. The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock's outstanding shares entitled to vote on the matter. The entire $1.75 million litigation settlement has been recorded in the September 30, 2000 financial statements as an operating expense. At September 30, 2000, $1.25 million of the settlement was held in escrow and remained outstanding. The escrow balance has been recorded as restricted cash at September 30, 2000.


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

    We were formed by a spin-off transaction from Soane Technologies, Inc. and incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. In 1998, we changed our name to ACLARA BioSciences, Inc. Since our inception, we have engaged primarily in organization and research and development efforts related to the application of microfluidics technology to genomics and pharmaceutical drug screening. To date, we have generated most of our revenues from research partnerships and collaborations and from government grants. Our partners and collaborators include Applied Biosystems Group (formerly, PE Biosystems), Packard Bioscience Company, the R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson, and Cellomics, Inc. We have also received government grants from the National Institutes of Health (NIH), the National Institute of Standards and Technology Advanced Technology Program (NIST ATP) and the Defense Advance Research Projects Agency (DARPA).

    On March 24, 2000 ACLARA completed its initial public offering, selling 10,350,000 shares of common stock.

    We have invested substantial amounts in establishing our microfluidics technologies. Since our inception we have spent over $35 million on our research and development efforts. Over 85% of our 104 employees at September 30, 2000 were engaged in research and development.

    We have incurred significant losses since our inception. As of September 30, 2000, our accumulated deficit was $42.9 million and total stockholders' equity was $202.0 million. We expect to incur additional operating losses over at least the next two years as we continue to expand our research and development efforts and infrastructure.

    Our sources of potential revenue for the next several years are likely to be payments under existing and possible future collaborative arrangements, government research grants, product revenue from the sale of LabCard chips and proprietary assay chemistries, and royalties from our collaborators based on revenue received from the sale of equipment and reagents utilizing our technology.

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

    Under APB No. 25, compensation expense is based on the difference, if any on the date of the grant, between the fair value of our stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument. We recorded amortization of deferred compensation of approximately $3.0 million for the three months ended September 30, 2000 and approximately $6.6 million for the nine months ended September 30, 2000 to the appropriate operating expense categories. The amortization expense relates to options awarded to employees in all operating expense categories.


RESULTS OF OPERATIONS

        Revenue. Our revenue for the three months ended September 30, 2000 was $946,000, an increase of $11,000 or 1% from $935,000 for the prior year period. Our revenue for the nine months ended September 30, 2000 was $2.7 million, an increase of $656,000 or 24% from $2.1 million for the prior year period. The increase resulted entirely from revenue from the collaboration agreement with Applied Biosystems Group (formerly,PE Biosystems) and Johnson & Johnson, our agreement with Cellomics, and our grant from NIST ATP to develop LabCard systems for nucleic acid sample processing, offset by decreased revenue from an existing research and development contract with DARPA which was completed in the third quarter of 2000.

        Research and Development. Research and development expenses were $6.0 million for the three months ended September 30, 2000 and $1.8 million for the prior year period. Of the $4.2 million increase, $2.5 million was related to non-cash stock-based compensation expense. Research and development expenses were $15.8 million for the nine months ended September 30, 2000 and $4.7 million for the prior year period. Of the $11.1 million increase, $5.5 million was related to non-cash stock-based compensation expense. The remaining increases were due to increased staffing in R&D and pilot manufacturing, and other project and personnel related costs. We expect to continue to devote substantial resources to research and product development, and we expect that research and development expenses will continue to increase on an absolute dollar value basis.

        General and Administrative. General and administrative expenses were $5.0 million for the three months ended September 30, 2000, as compared to $1.1 million during the same period of the previous year. Of the $3.9 million increase, $144,000 was related to non-cash stock-based compensation expense. General and administrative expenses were $11.2 million for the nine months ended September 30, 2000 and $2.6 million for the prior year period. Of the $8.6 million increase, $461,000 was related to non-cash stock-based compensation expense. The remaining increase was due to $6.4 million in increased litigation expense, administrative costs associated with R&D growth, and general corporate expenses associated with becoming a public company. We expect that general and administrative expenses will increase in absolute dollar amounts as we expand our administrative staff, move into office space vacated by sublessees and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

        Settlement of Litigation. Settlement of litigation expenses were $1.75 million for the three months and the nine months ended September 30, 2000, compared to $0 during the same period of the previous year. This one-time charge was recorded in connection with the settlement of a dispute with 2C Optics/Rodenstock, concerning the repurchase of our Series A preferred stock in March 1999. In order to avoid the expense and disruption of potential litigation, we signed a settlement agreement with 2C Optics (now named Rodenstock, N.A.) on August 17, 2000, pursuant to which Rodenstock has agreed to drop all its claims against us in exchange for receipt of two payments totaling $1.75 million. The entire $1.75 million litigation settlement has been recorded in the September 30, 2000 financial statements as an operating expense.

        Interest Income (Expense). Interest income represents income earned on our cash and cash equivalents and short term and long term investments; interest expense represents interest paid on loans and capital leases. Interest income was $3.5 million for the three months period ending September 30, 2000, and $96,000 for the prior year period. Interest income was $7.2 million for the nine months ended September 30, 2000, and $298,000 for the prior year period. The increase was due to higher average cash balances as a result of our initial public offering. Interest expense was $93,000 for the three months ended September 30, 2000, and $61,000 for the prior year period. Interest expense was $487,000 for the nine months period ended September 30, 2000, and $182,000 for the prior year period. The increase was due to interest incurred on loans for tenant improvements and related equipment at our new Mountain View facility.

        Extraordinary Loss. Extraordinary loss was $1.1 million for the three months and nine months ended September 30, 2000, compared to $0 during the same period of the previous year. This one-time charge was recorded in connection with the early payoff of all capital leases and equipment financing loans.

        Net Loss. Net loss was $9.6 million for the three months ended September 30, 2000 compared to a loss of $1.9 million for the period ended September 30, 1999. Net loss was $20.4 million for the nine months ended September 30, 2000 compared to a loss of $5.2 million for the nine months ended September 30, 1999. Net loss for the current period reflects an increase in collaboration and grant revenue, which was more than offset by increased operating expenses in research and product development activities, amortization of non-cash stock-based compensation, on-going intellectual property matters, and general corporate activities.

LIQUIDITY AND CAPITAL RESOURCES

        On September 30, 2000, we had $198.6 million in cash, cash equivalents, short-term investments and long-term investments. On September 1, 2000, all capital lease agreements and equipment financing loan agreements were paid off with a cash payment totaling $4.1 million.

        Net cash used in operating activities for the nine months ended September 30, 2000 was $10.8 million. Cash used in operating activities for the nine months ended September 30, 1999 was $3.6 million. The increase in cash used by operating activities year-over-year was primarily due to the net loss of $20.4 million for 2000 compared to a net loss in 1999 of $5.2 million, partially offset by an increase in the amortization of deferred compensation amounts period-over-period.

        Net cash used in investing activities for the nine months ended September 30, 2000 was $101.4 million, compared with $7.8 million for the nine months ended September 30, 1999. The proceeds from the sale of the 10,350,000 shares of common stock we offered during our initial public offering in March 2000 were approximately $201.0 million after deducting the underwriting discounts and commissions and other offering expenses. These proceeds were used to purchase short-term investments and long-term investments or were held as cash and cash equivalents. We believe that our current cash balances, cash equivalents, short-term investments, long-term investments and cash generated from our collaborative arrangements and product sales will be sufficient to meet our operating and capital requirements through the end of 2001. Our capital commitments for the next 12 months, loan payments, planned tenant improvements, and planned equipment purchases are estimated to be $2.5 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, our ability to successfully appeal the judgment in the Caliper trade secrets case and reduce or avoid any cash payment to Caliper, the ability of our outside manufacturers to meet our demands at currently estimated prices, obtaining and enforcing patents important to our business, and possible technology acquisitions. We intend to appeal the judgment in the Caliper trade secrets case and we will be required to post a bond for what is likely to be at least 1.5 times the eventual amount of the judgment in order to begin the appeal process.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. To date, we do not engage in hedging activities.

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

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued for Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material effect on the financial position or results of operation of ACLARA.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

    Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net loss for the nine months ended September 30, 2000 was $20.4 million. Net losses for the years ended December 31, 1997, 1998 and 1999 were $2.0 million, $5.5 million, and $8.2 million, respectively. As of September 30, 2000, we had an accumulated deficit of $42.9 million. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administration costs associated with our operations.

    We have not commercially launched any LabCard products to date and do not expect to do so until late 2000. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with our collaborative partners, to successfully design, develop, manufacture and commercialize our microfluidic LabCard products and systems and our proprietary assay chemistries in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements and government grants. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

    Because the majority of our products are components of larger systems, our success depends on our ability to establish relationships with collaborative partners to create products to address market needs. For example, our collaborative relationship with Applied Biosystems Group (formerly,PE Biosystems) provides for the joint development of systems for genomics research and pharmaceutical drug screening. In this relationship, we provide LabCard chips as one component of systems used by researchers for genomics analysis and pharmaceutical drug screening applications. Our ability to expand the applications for our technology will largely depend on our ability to broaden our relationship with existing partners and identify and enter into similar relationships with new collaborative partners to address additional customer needs. If we are unable to broaden our existing collaborative relationships or enter into relationships with additional collaborative partners our business may suffer.

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

WE RELY HEAVILY ON APPLIED BIOSYSTEMS GROUP (FORMERLY, PE BIOSYSTEMS) TO DEVELOP, MANUFACTURE AND COMMERCIALIZE SYSTEMS TO BE USED IN CONNECTION WITH OUR LABCARD CHIPS AND TO COMMERCIALIZE MOST OF OUR LABCARD PRODUCTS. APPLIED BIOSYSTEMS GROUP'S FAILURE TO DO SO SUCCESSFULLY COULD DELAY OR PREVENT THE COMMERCIALIZATION OF OUR PRODUCTS IN THE GENOMICS AND PHARMACEUTICAL DRUG SCREENING MARKETS, AND RESULT IN INCREASED LOSSES.

    As part of our business strategy, we are focusing on the development of our LabCard chips and related chemistries for genomics and pharmaceutical drug screening systems. In most cases we are relying on Applied Biosystems Group to manufacture and commercialize the systems, including commercializing our LabCard chips. We have collaboration agreements with Applied Biosystems Group to jointly develop microfluidic systems for genomics and pharmaceutical drug screening. In addition to developing or co-developing the instrumentation, software and reagents, Applied Biosystems Group will have the exclusive right to market and sell those products worldwide. We cannot assure you that Applied Biosystems Group will perform its obligations under the agreements, or that Applied Biosystems Group will successfully commercialize any products resulting from our joint efforts. Moreover, Applied Biosystems Group has the discretion, under certain circumstances, to elect not to proceed with the commercialization of products jointly developed under the agreement. Applied Biosystems Group's failure to perform under the agreement or to successfully commercialize our LabCard products and systems could delay or prevent the commercialization of our products and result in increased losses.

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

    In March 1999, Caliper sued our former patent law firm, an attorney who was our general counsel until October 30, 2000, and us alleging misappropriation of Caliper's trade secrets. Caliper claims the attorney and the law firm, who were of counsel to ACLARA both before and after the alleged events, and who were briefly of counsel to Caliper during that period, used Caliper's confidential information in preparing an application for one of our key patents. The attorney joined us as internal general counsel approximately three years after the alleged events. The patent in question covers technology used in most of the LabCard chips we are currently developing. We believe that Caliper's suit lacks factual and legal merit and have defended the case vigorously. However, on October 27, 2000, a jury awarded Caliper $52.5 million in the case. No judgment has been entered on the verdict, and it is not certain when a judgment will be entered. Once a judgment has been entered, ACLARA intends to appeal the judgment to the California Court of Appeal for the Sixth Appelate District. We may not be successful in this appeal. If the appeal is successful, we may be granted a new trial. Litigation is unpredictable, and we may not prevail in the new trial, if granted. If we do not prevail, we could owe Caliper a significant amount of monetary damages. The court could also grant Caliper various forms of equitable relief including preventing us from enforcing some of our intellectual property rights against Caliper. As a result, an outcome adverse to us could cause our business to suffer materially. For more information about this matter, see Note 3 to the condensed financial statements contained in Part I herein.

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

   On July 19 we announced that the U.S. District Court for the Northern District of California issued a Markman order interpreting the claims of the `015 patent. Among its rulings, the Court refused to limit the claims to devices that employed electrophoretic, but not electroosmotic, movement as Caliper had asserted. The Court held that, in the context of ACLARA's patent, the term "plurality of electrodes" defines electrodes that are positioned along the axis of trenches in microfluidic devices, but not necessarily within the trenches themselves. The Court also determined that the word "trench" as it appears in the claims of the `015 is defined as an open structure which does not include a structure that has been permanently covered. In addition, the Court held that eight of forty-seven claims in the `015 were indefinite and, therefore, invalid. On October 31, 2000, the Court issued an order denying a summary judgment motion by Caliper to dismiss ACLARA's patent infringement suit against Caliper. Based on the claim interpretation made by the Court in July, the Court ruled that Caliper does not literally infringe ACLARA's `015 patent. However, the Court denied Caliper's motion for summary judgment as to ACLARA's claim of infringement under the doctrine of equivalents. The Court also "denied in its entirety" Caliper's motion for summary judgment that ACLARA's patent is invalid. As a result of this ruling, a trial in this action is scheduled to begin on December 4, 2000. Litigation is unpredictable and we may not prevail in this case. If we do not prevail, our competitive advantages could be impaired and this could have a material adverse effect on our operating results, financial condition and future growth prospects.

    In January 2000, Caliper sued us alleging infringement of four patents (U.S. Patent Nos. 5,858,195, 6,001,229, 6,010,607 and 6,010,608) that they claim to have licensed exclusively. On March 10, 2000, Caliper amended its lawsuit to include a fifth patent, U.S. Patent No. 6,033,546. We believe our products, which are still under development, do not infringe any claims of these patents and are defending our position vigorously. In our Answer and Counter-Claim filed on April 6, 2000, we have denied that we infringe any of these patents and have further asserted that these patents are invalid and unenforceable. However, the outcome of any litigation is uncertain, and we may not prevail. Should we be found to infringe any of these patents, we may be liable for potential monetary damages, and could be required to obtain a license from Caliper to commercialize our products or redesign our products so they do not infringe any of these patents. If we were unable to obtain a license or adopt a non-infringing product design, we may not be able to proceed with development, manufacture and sale of some of our products. In this case our business may not develop as planned, and our results could materially suffer.

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

    Once we have commercially launched our LabCard products, we will face exposure to product liability claims. Any product liability claims arising in the future, regardless of their merit or eventual outcome, could increase our losses. We have secured product liability insurance coverage, but we cannot assure you that we will continue to be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. In addition, potential product liability claims may exceed the amount of our insurance or may be excluded from coverage under the terms of the policy.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED OR GENERATE THE CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, WHICH COULD HURT OUR ABILITY TO COMPETE OR ACHIEVE PROFITABILITY.

    It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the end of 2001. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will continue to receive funding under existing collaborative arrangements or that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs, capital requirements for product development and commercialization and payment of monetary damages in any on-going or future litigation. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.


CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

   Our executive officers, directors and largest stockholders and their affiliates presently beneficially own or control approximately 27% of the outstanding shares of common stock. Accordingly, our current executive officers, directors and their affiliates, if acting together, would have the ability to control the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership could also delay or prevent a change of control of our company at a premium price if these stockholders oppose it.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

    There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $13.75 and $66.00 per share.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is currently confined to our cash and cash equivalents which have maturities of less than three months, our short-term investments which have average maturities of less than one year and our long-term investments which have average maturities of more than one year. We maintain an investment portfolio of commercial paper and U.S. government agency bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investment portfolio.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

    Information with respect to this item is incorporated by reference to Note 3 to the condensed financial statements contained in Part I herein.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 20, 2000, a registration statement on Form S-1 (No. 333-95107) was declared effective by the Securities and Exchange Commission. We have continued to use the net proceeds of the offering to fund our ongoing research and development activities and for working capital and other general corporate purposes.

    As of September 30, 2000, we had applied the net proceeds of the offering as follows:

Repayment of indebtedness
Working capital
Temporary investments
Purchase and installation of machinery and equipment

    The foregoing amounts represent our best estimate of our use of proceeds for the period indicated.

    Options to purchase 42,199 shares of our common stock were exercised in the third quarter of fiscal 2000 for aggregate proceeds to us of $19,623. We relied on Rule 701 and Section 4(2) of the Securities Act of 1933 in issuing shares upon the exercise of options.

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed with or incorporated by reference as part of this Report.

    (b) Current Reports on Form 8-K. We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

                             EXHIBIT INDEX


Exhibit                                                                         Page
Number     Exhibit Title                                                        Number
-------    ---------------                                                      ------
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