Form 10-K405
period 2000-12-31
ACLARA BIOSCIENCES INC
filed 2001-04-02
CIK 1067588

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-20075

                            ACLARA BIOSCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    94-3222727
      (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
      INCORPORATION OR ORGANIZATION)

               1288 PEAR AVENUE, MOUNTAIN VIEW, CALIFORNIA 94043
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (650) 210-1200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

            SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 27, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $128 million (based upon the average bid and asked prices of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 27, 2001, the number of outstanding shares of the Registrants' Common Stock was 35,572,229.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 2001 Annual Stockholders Meeting (Part III of Proxy Statement) which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 2000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under the section, "Factors Affecting Operating Results," contained in
Part II -- Item 7 of this report that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, unless required by law.

                            ACLARA BIOSCIENCES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     14
Item 3.   Legal Proceedings...........................................     14
Item 4.   Submission of Matters to a Vote of Security Holders.........     14

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder     15
          Matters.....................................................
Item 6.   Selected Financial Data.....................................     16
Item 7.   Management's Discussion and Analysis of Financial Condition      17
          and Results of Operations...................................
Item 8.   Financial Statements and Supplementary Data.................     27
Item 9.   Changes in and Disagreements with Accountants on Accounting      27
          and Financial Disclosure....................................

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     27
Item 11.  Executive Compensation......................................     27
Item 12.  Security Ownership of Certain Beneficial Owners and              27
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     27

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      28
          8-K.........................................................
Signatures............................................................     30
Financial Statements..................................................    F-1

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a microfluidics, or lab-on-a-chip, company with access to a wide range of technology and intellectual property required to broadly address the genomics and pharmaceutical drug screening markets. We are developing multiple products based on our proprietary microfluidics technology that allow researchers to rapidly perform large numbers of chemical and biological measurements in a miniaturized, automated format. In collaboration with our strategic partners, we are developing dedicated analytical instruments that will utilize our LabCard(TM) chip products and assay chemistries. We believe that these LabCard systems will provide order-of-magnitude increases in throughput and enhanced accuracy for a wide range of laboratory analyses, at a lower cost than current analytical systems. We introduced our initial LabCard product, the Arteas(TM) microfluidic array chip, in late 2000.

     We have strategically partnered with Applied Biosystems, formerly known as PE Biosystems, a leading provider of analytical systems for genomics and pharmaceutical drug screening. We are combining our proprietary microfluidics technology with their broad platform of technologies, including reagent chemistries, assay methods, instrumentation and software. We also plan to use the marketing, sales and distribution strengths of our current and future partners to successfully commercialize our products.

INDUSTRY BACKGROUND

     Life science research has been undergoing a transition in recent years to large-scale experimentation, where a single project can require hundreds or thousands of measurements. Two fields that exemplify this trend are genomics and pharmaceutical drug screening. Researchers engaged in these fast growing areas need new and improved analytical systems that provide order-of-magnitude increases in the amount of data gathered as well as enhanced accuracy in the measurement of this data. To gain market acceptance, new products and systems also need to offer these benefits at attractive cost levels.

GENOMICS

     Genomics is the analysis of nucleic acids, which are the fundamental regulatory molecules of life. Nucleic acids take two forms, DNA and RNA. These molecules contain and convey the instructions that govern all cellular activities, including protein manufacture and cell reproduction. DNA and RNA consist of linear strands of nucleotide bases, commonly known as A's, G's, T's and C's, the specific sequences of which constitute the genetic information in the cell. The unique genetic blueprint for all living organisms, from bacteria to human beings, is encoded in the DNA. The entire DNA content of an organism is known as its genome, which is organized into functional units called genes. For a cell to read the genetic blueprint, the genetic information encoded in the DNA must first be copied to a specific type of RNA called messenger RNA or mRNA. The mRNA transmits this information throughout the cell and acts as the template for protein production. Proteins carry out the cellular functions encoded in the RNA copy of the DNA. Any defect or mutation in the sequence of nucleotide bases in the DNA or RNA can disrupt cell or protein function and lead to disease.

     Genomics has created opportunities to fundamentally alter the field of human medicine through the discovery and development of novel drugs and an improved ability to diagnose and manage disease. Interest in understanding the relationships between genes and disease has generated a worldwide effort to identify and sequence the genes of many organisms, including the approximately three billion nucleotide pairs and the estimated 30,000 genes within the human genome. Once researchers identify the genes and their nucleotide sequences, we anticipate that an understanding of the specific function of each of these genes and the role that different genes play in disease will require many years of additional research. Genomics also has applications in fields outside of human health care. For example, an improved understanding of plant and animal genomes will help to improve yields and productivity in the agriculture and livestock industries. The analysis of nucleic acids is also becoming increasingly important for industrial applications such as the testing of food, water and air.

     The methods of analysis in the field of genomics generally fall into one of three major categories:

     - DNA Sequencing. DNA sequencing is the process of determining the linear order of nucleotide bases in DNA.

     - Genotyping. Genotyping refers to the identification of common variations in the DNA sequence of a particular genome.

     - Gene Expression Analysis. Gene expression analysis involves measuring the expression of one or more genes in a specific cell or tissue.

     Researchers today are utilizing all of these genomic analysis methods to understand genes, their function and genetic variability.

DNA SEQUENCING

     DNA sequencing is the process of determining the linear order of nucleotide bases in a strand of DNA and is performed with a laboratory instrument called a DNA sequencer. The market for DNA sequencers and reagents is one of the largest and fastest growing segments in genomics.

     DNA sequencers use a technique known as electrophoresis, which uses an electric current to separate DNA molecules by size. This technique is also known as electrophoretic separation. In a DNA sequencer, the electric current causes smaller DNA molecules to move rapidly and larger DNA molecules to move more slowly. This enables the separation and ordering of complex mixtures of DNA molecules according to size, and thus allows the identification of the order of nucleotide bases.

     Prior to beginning the DNA sequencing process, researchers must prepare the DNA samples. Preparation of a DNA sample for analysis includes manual and time-consuming laboratory processes such as centrifugation, filtration, measuring, mixing and dispensing. We believe that sample preparation currently represents a major component of the time, labor and cost in sequencing. In addition, the manual nature of these steps renders sample preparation prone to human error, which can compromise the quality of information obtained from the sample. We believe that integration and automation of these complex steps in a miniaturized format would significantly reduce the costs of sample preparation and improve data quality.

     After sample preparation, researchers analyze samples using one of the two leading types of DNA sequencers: gel-based sequencers and capillary array sequencers.

     Gel-Based Sequencers. Until recently, all DNA sequencers used thin gels layered between two glass plates for performing electrophoresis. The throughput of a DNA sequencer is the number of DNA samples processed by the sequencer in a given amount of time. Throughput is determined by the time required for the electrophoretic separation and the number of DNA samples processed at one time. With early-generation DNA sequencers, the electrophoresis separation required 12 hours or longer and was limited to only 24 samples at a time. Advanced generations of gel-based sequencers have reduced this separation time to approximately four hours and have allowed up to 96 samples to be processed at one time. While the throughput has increased with successive generations of gel-based sequencers, a significant amount of labor is still required to operate a gel-based sequencer. The labor involved in gel-based sequencers includes the time consuming tasks of preparing a new gel for each separation, loading each DNA sample onto the gel and cleaning the system after each separation.

     Capillary Array Sequencers. In recent years, a number of companies have introduced a new generation of DNA sequencers, based on capillary electrophoresis. With capillary electrophoresis, each DNA sample is separated within a capillary having the diameter of a human hair. In capillary array sequencers, up to 100 capillaries are bundled together to process many DNA samples simultaneously. Capillary array sequencers automate many of the labor intensive steps in gel electrophoresis and provide significant improvements in operational efficiency. The time required for electrophoresis in a capillary array sequencer, is significantly less than that of current gel-based sequencers.

     We believe that advances in the performance of DNA sequencers have helped to rapidly expand the market for sequence information. In particular, the throughput of DNA sequencers has increased significantly over the last decade. This increase in throughput, along with improved automation, has substantially reduced the cost per unit of information obtained from DNA sequencers. These advances have enabled researchers to undertake large-scale sequencing projects that otherwise may not have been pursued. These include numerous projects underway to sequence entire genomes, including the human genome and various microbial, plant and animal genomes.

     Despite these advances in DNA sequencing technology, further improvements are required. Sequencing all of the DNA in a complex genome is a massive undertaking and, despite recent increases in throughput, requires up to hundreds of sequencers running in parallel for months or even years. In addition, the initial sequence of a genome typically contains errors which then require additional sequencing to correct. To characterize the genetic diversity of an organism, researchers will need to sequence the genomes of many individuals and compare these sequences to identify differences. We also believe that researchers will want to sequence the genomes of more organisms as the cost of sequencing decreases. In summary, we believe that the demand for DNA sequencing will continue to grow.

GENOTYPING

     Genotyping is the process of analyzing locations within a genome where variations in a gene sequence, or genetic polymorphisms, are known to exist. Genetic polymorphisms play a role in an individual's susceptibility to disease and response to drugs. One type of polymorphism is a single nucleotide base variation, commonly referred to as a single nucleotide polymorphism, or SNP. Other types of variations involve changes in the length of simple repeating sequences and insertions or deletions of one or more bases at a particular location.

     SNPs are the most common type of genetic variation. There are an estimated three to ten million SNPs in the human genome. While only a small fraction of human SNPs have been identified to date, we expect this number to increase dramatically during the next few years. For example, the SNP Consortium is a group of drug companies and public entities who are working together to discover 300,000 SNPs and contribute their findings to public databases. Numerous other individual companies have initiated programs to identify large numbers of human SNPs.

     As more and more SNPs are identified, a new market is emerging for high throughput SNP genotyping. The simple identification of a SNP does not indicate whether or how it may relate to human health. To relate SNPs to disease or drug response, SNPs must be measured, or typed, in hundreds or thousands of people and correlated with clinical data describing the physical or mental health of those individuals. The emerging SNP genotyping market includes at least two segments:

     - Disease Association Studies. Disease association studies involve measuring specific sets of SNPs in healthy and diseased individuals to identify SNPs as markers for disease susceptibility and resistance. These studies could help researchers identify individuals who are at risk for such diseases as cardiovascular disease, hypertension, diabetes and cancer, and accelerate the discovery of new pharmaceuticals for these diseases. A single association study may involve typing up to 100,000 or more SNPs in thousands of individuals, requiring hundreds of millions of measurements.

     - Pharmacogenomics. Pharmacogenomics is the study of how individual genetic makeup influences drug response. The benefits of this knowledge include the potential for streamlining clinical trials by targeting a candidate drug to a specific responsive genotype, reducing both the cost and time of drug development. An additional benefit is the potential for tailoring drug prescriptions by genetic profile to maximize efficacy and minimize toxic side effects. Similar to disease association studies, a single clinical trial may require typing up to 100,000 or more SNPs in thousands of individuals.

     Existing genotyping technologies do not provide the throughput, automation or economy needed for high throughput SNP analysis. Currently, the two leading techniques for SNP analysis are hybridization microarrays and homogeneous enzyme detection methods.

     - Hybridization Microarrays. Hybridization microarrays are flat chips which have different DNA fragments, or probes, located in known positions on the chip surface. Microarrays allow many SNPs to be measured at the same time on one DNA sample, in a process called multiplexed detection. Researchers can only analyze one DNA sample on each microarray. Thus, microarrays offer a high degree of multiplexing but provide low sample throughput.

     - Homogeneous Enzyme Detection. Homogeneous enzyme detection methods involve mixing a DNA sample with a specific enzyme and a DNA fragment of known sequence called a probe. There is one probe specific for each SNP to be typed, and a fluorescent signal generated during this reaction indicates the presence of a particular SNP. Researchers can perform these measurements in parallel using microwell plates. One advantage of this approach is that researchers can analyze different DNA samples in parallel on the same microwell plate. It is usually possible, however, to measure only a single SNP in each well. Thus, the overall throughput of homogeneous methods is relatively low.

     Neither microarrays nor homogeneous enzyme methods are ideal for high throughput SNP genotyping, where researchers need both high sample throughput and multiplexing capability, or the ability to measure multiple SNPs for each sample. We believe that new technologies are needed to meet the growing needs of this emerging market segment.

GENE EXPRESSION ANALYSIS

     Gene expression analysis involves measuring the extent to which specific genes are expressed within a cell. A primary application of this process is differential gene expression analysis, where researchers compare the genes expressed in healthy and diseased samples to identify specific genes involved in a particular disease process. Another common application involves measuring a change in expression of certain genes when researchers add drug candidates to cells. As researchers identify more genes from the genome sequencing projects, we expect the market for expression analysis technologies to grow significantly.

     The current leading technologies for gene expression analysis are the same as those previously described for genotyping. Researchers can use hybridization microarrays to monitor thousands of genes at the same time, but this approach is only feasible for relatively small numbers of samples, because only one DNA sample can be analyzed per individual microarray. Conversely, researchers can apply homogeneous enzyme detection methods to large sample sets, but with that approach may measure only a single gene in each well of a microwell plate. We believe neither of these approaches is suitable for measuring large numbers of genes over large numbers of DNA samples, as the testing of pharmaceutical drug candidates requires. We believe that a technology that could provide this capability would find rapid acceptance in the marketplace.

PHARMACEUTICAL DRUG SCREENING

     Industry sources estimate that pharmaceutical companies spent more than $1.2 billion in 1999 on instrument systems and reagents used in identifying and optimizing drug candidates. The genomics revolution is providing pharmaceutical researchers with a dramatic increase in the number of potential drug targets, such as a specific protein involved in a disease process, against which to conduct screens of compound collections, or compound libraries. In addition, pharmaceutical researchers are vastly expanding the size of compound libraries they use to screen against new drug targets. As a result, researchers require new laboratory technologies capable of screening increasingly large compound libraries against an increasing number of drug targets in a cost-effective, automated and rapid manner. The market segments related to pharmaceutical drug screening are:

     - Assay Development. During the process of assay development, researchers develop methods for measuring the interaction of candidate compounds with specific targets.

     - Primary Screening. Primary screening involves testing entire compound libraries against a drug target to identify "hits," or those compounds which exhibit activity against a biological target.

     - Secondary Screening and Lead Optimization. During secondary screening and lead optimization, researchers perform follow-up testing to validate hits identified in primary screening and further characterize their potential as drug candidates.

ASSAY DEVELOPMENT

     To screen a compound collection against a new target, a researcher must develop a test, or assay, for measuring whether particular compounds in the library interact with the target in a certain manner. The type of assay selected depends on the target under investigation and the type of information being sought. Researchers design some assays to measure whether and how tightly a compound binds to a target, such as the binding of a drug to a protein. Other assays are designed to measure whether and to what degree a compound reduces the biological activity of a target, such as the activity of an enzyme. In other cases, researchers test compound collections against living cells and measure a particular cellular response, such as a change in expression level of one or more genes.

     Current assay development methods are time consuming, taking from weeks to months, and are labor intensive, largely due to the need to measure a particular molecule within a mixture of many different components. In addition, current assay technologies provide only a fraction of the information needed for selecting potential drug candidates. For example, existing technologies only allow researchers to measure a single gene at one time for the purposes of monitoring gene expression. Existing assay detection systems also typically require preparation of reagents in a highly purified form, which requires additional time and labor.

PRIMARY SCREENING

     Primary screening involves performing an identical test on each compound in a large library to identify hits. Based on the size of most compound libraries today, primary screening can involve hundreds of thousands of individual measurements against a single target. The time, expense and labor required to conduct a primary screen currently limits the number of screens that pharmaceutical researchers perform, and thereby limits their opportunities for discovering new drug candidates.

     A major element of cost in primary screening comes from the amount of chemical and biochemical reagents, including the biological target, required to perform large numbers of assays. The amount of reagents required is related to the total number of measurements and the volume of each measurement. Because of the high cost and the limited availability of certain reagents, researchers have attempted to reduce the total consumption of reagents by reducing the volume of each measurement from hundreds of microliters down to three to five microliters. A microliter is one millionth of a liter. The success of these efforts, however, has been limited by the effects of evaporation on small sample volumes, the sensitivity of existing assay detection systems and the difficulty of delivering small volumes of reagents to microwell plates with speed and precision. For example, a volume of one microliter can evaporate from an open well in a few minutes, and even a small amount of evaporation reduces the reliability and precision of a measurement. Furthermore, the detection capability of many assay technologies becomes less sensitive as the test volume is reduced. Researchers can improve sensitivity by increasing the concentration of reagents. This conflicts, however, with the objective of reducing reagent consumption. Due to these difficulties in reducing assay volumes, we believe that researchers still perform most assays in primary screening in volumes ranging from tens to hundreds of microliters. We believe that a reduction in assay volumes would allow researchers to investigate more drug targets and perform primary screens using larger compound libraries.

SECONDARY SCREENING AND LEAD OPTIMIZATION

     Secondary screening and lead optimization involve performing a variety of measurements on each hit identified in a primary screen. While the number of compounds under investigation is smaller than in primary screening, the number and diversity of measurements performed on each compound is much larger. The purpose of these measurements is to verify and further characterize the biological activity of each hit. For example, researchers may test each hit against the target at different concentrations to determine its potency. Also, each hit may be tested against a panel of different enzymes to identify activity against any of these enzymes. Current technologies typically measure only a single data point at a time, such as the activity of one compound on a particular enzyme, limiting the efficiency and economy of secondary screening and lead optimization, as well as the efficiency of overall pharmaceutical research.

THE ACLARA SOLUTION

     We are developing a family of products for genomics and pharmaceutical drug screening based on our advanced, lab-on-a-chip technology. We believe that our designs for microfluidic chips will enable researchers to perform chemical and biological measurements rapidly in a miniaturized, automated format. Our approach employs chips produced from plastic materials, in which electric current is used to move liquids through interconnected channels on the chip surface. Our microfluidics technology enables the accurate measurement, dispensing and mixing of volumes as small as one-millionth the volume of a well in a standard 96-microwell plate. In this manner, we can precisely manipulate a variety of fluids, including those that contain whole cells, cell fragments or magnetizable particles, using computerized controls with no moving parts or valves. As a result, we believe researchers can perform large, complicated experiments faster and with greater accuracy than with existing systems, and at a reduced cost.

     We enhance the power of our microfluidic chips with proprietary assay chemistries, which we believe will provide more information content per measurement, at a higher quality, than currently available technology. Researchers will use our chips and assay chemistries in combination with dedicated instruments that we are co-developing with our partners. These instruments will apply reagents and samples to the chips, control the fluid flow within the chips, make optical measurements during an experiment and utilize specialized software to collect data. For high throughput applications, we are designing chips with arrays of fluidic networks in order to analyze many samples in parallel. We introduced our initial microfluidic product, the Arteas LabCard chip, in late 2000.

     We have access to the wide range of technology and intellectual property needed to address multiple segments of the genomics market, including DNA sequencing, genotyping and gene expression analysis. Our technology integrates capillary electrophoresis, a high-performance analytical technique, with microfluidic technology in proprietary plastic chips. We have developed chips that are capable of processing many samples in parallel, and we are initially focusing on market opportunities where providing the ability to perform hundreds or thousands of experiments in parallel on different samples is a major advantage. These opportunities include high throughput DNA sequencing and high throughput screening of pharmaceutical drug candidates. We believe that these applications offer the potential for generating recurring revenues from microfluidic LabCard chips and assay chemistries.

KEY BENEFITS OF OUR PRODUCTS

     - Greater Flexibility in Chip Design and Use. We produce most of our chips using plastic materials and proprietary process technologies. While we are able to produce our chips in glass when desirable, we believe that our plastic chips offer substantial technical, commercial and customer advantages over glass chips in most applications. For example, we can make our chips with a broader range of functionality, size, thickness and format than we believe is possible with glass chips. This design flexibility provides us with significant latitude in developing chips for different applications and performance levels. In addition, we believe that we will be able to manufacture our plastic chips at a significantly lower cost than possible with glass chips. We expect to provide our chips as single-use disposables in most applications. When a chip is used only one time, there is no possibility of carryover of sample or reagents from one measurement to the next. We believe that this avoidance of carryover will be a significant advantage of our single-use chips over multi-use glass chips in applications such as pharmaceutical drug screening.

     - Higher Throughput and Avoidance of Cross Contamination. We have designed chips that contain arrays of fluidic networks, where each network performs a measurement on a different sample. This parallel processing approach provides two major advantages. The first advantage is higher throughput, which results from performing measurements on many samples at the same time. We believe that the higher throughput provided by our chips will be a significant benefit in applications such as DNA sequencing and SNP detection. The second advantage is that each measurement is performed in a separate fluidic network, thereby avoiding the potential for cross contamination of different reactions on the same chip. We believe that avoiding cross contamination will be a key benefit of our chips in applications such as pharmaceutical drug screening.

     - Greater Information Content. In many applications, our LabCard chips and proprietary assay chemistries allow researchers to obtain more information from each measurement than is currently possible with microwell plates. For example, we can detect many different SNPs or genes in a single reaction, whereas microwell plates typically allow the detection of only a single SNP or gene in each reaction. Our microfluidic array chips integrate high-content measurements with parallel processing, providing an enhanced combination of high throughput and multiplexing in applications such as gene expression profiling and SNP detection.

     - Faster Analysis. Our LabCard chips allow researchers to perform most measurements faster than with conventional instrument systems. For example, we can determine the sequence of a DNA strand in less than 20 minutes on our LabCard chips. A similar experiment can require over two hours on a capillary array DNA sequencer. In some applications, our chips allow researchers to perform measurements 100 times faster than with conventional systems. We can separate a mixture of DNA fragments in a genotyping application in less than one minute, for example, compared to two hours on a conventional instrument.

     - Increased Efficiency and Higher Data Quality. Most laboratory analyses involve a number of instruments and require the movement of fluids and reaction components from one instrument to the next. The integrated fluidic circuitry of our chips allows researchers to perform multiple experimental operations in sequence on a chip. This fluidic microcircuitry is made up of interconnected microchannels, through which fluids and other materials are pumped using electric current, monitored and controlled by computer. By reducing the number of human intervention points, our LabCard chips reduce the potential for variability and error and increase the data quality. For example, we are designing microfluidic chips to miniaturize and integrate the multiple sample preparation steps required prior to DNA sequencing.

     - Reduced Cost. We believe several factors combine to reduce the cost of chemical and biological information obtained from our LabCard microfluidic array chips. Because our chips perform measurements on very small volumes of material, smaller amounts of sample and reagents are consumed. For example, many of our products are designed to allow measurements in as small as one-thousandth the volume typically used in a microwell plate. In addition, we believe the reduced complexity and higher information content will translate into lower labor and reagent costs, as well as fewer repeated experiments. Higher throughput also reduces the labor cost per measurement.

OUR STRATEGY

     We are developing microfluidic systems to address several major segments of genomics research, as well as key applications in pharmaceutical drug screening. In addition, we believe that our microfluidic array chips will have other applications, such as for industrial process control and sensing systems, as well as clinical diagnostics. Our objective is to be the leading provider of microfluidic chips to large, fast-growing market segments. Key elements of our strategy include:

     - Targeting Our Products Toward High Throughput, High Value
       Applications. We have targeted our products to applications that involve large numbers of tests and where the information sought is of high value to customers. These applications include DNA sequencing, genotyping, gene expression analysis and pharmaceutical drug screening.

     - Partnering With Industry Leaders For Instrument Development, Manufacturing and Commercialization. We intend to leverage the instrumentation, software and chemistry expertise of our partners, such as Applied Biosystems, to accelerate the development of integrated, microfluidics-based systems. We also plan to use the marketing, sales and distribution strengths of our partners to successfully commercialize our products. We plan to focus on our core capabilities, including the development and manufacture of plastic LabCard chips and related assay technology. We believe that strategic relationships with partners who have strong existing market positions and development track records will speed product adoption, maintain high barriers to entry and reduce our research and development risk and capital outlay.

     - Leveraging Our Intellectual Property With That of Our Partners. As of February 2001, we had 23 issued U.S. patents, 42 U.S. patent applications and a total of 131 patents and patent applications owned or licensed. These patents and applications cover patents and applications worldwide that relate to our core microfluidics technology, genetic analysis and biochemical assay methods, instrument system design, chip-to-system interface and plastic-based LabCard chip technology. In addition, some of the primary applications for lab-on-a-chip technology require access to intellectual property owned by other companies. For example, Applied Biosystems controls a significant amount of intellectual property related to DNA sequencing and other genomic applications. Our partnership with Applied Biosystems enables us to develop products for these applications that benefit from the combined intellectual property of the two companies.

     - Generating Recurring, High Margin Revenue. We intend to sell our chips through our partners, often as part of a dedicated instrument system, and to generate substantial recurring revenue from the sales of LabCard systems and proprietary reagents. In most applications for our products, including pharmaceutical drug screening, we are developing single-use disposable LabCard chips. We have made significant investments in developing cost-effective processes for the manufacture of plastic LabCard chips in order to increase our potential margins. Finally, we also expect to receive royalties on the sale of certain instruments by our partners.

     - Enhancing the Value of LabCard Systems by Integrating Proprietary Chemistries. We intend to enhance the value and market position of our LabCard products with proprietary chemistries and analysis methods developed by us and by our strategic partners. We believe that our novel chemistries and methods enhance the benefits of lab-on-a-chip technology in many applications. In addition, our researchers have demonstrated that we can dehydrate reagents on the LabCard chips and subsequently reconstitute them without loss of efficacy, potentially enabling the sale of chips pre-loaded with reagents. We believe this total solution approach, combining high value chemistries with LabCard chips and co-developed instrument systems, will provide additional benefits to customers and result in greater revenue for us.

OUR TECHNOLOGY

     We pioneered the technology for using electric fields to move liquids through interconnected channels on chips. These liquids may contain various materials, including chemical reagents, whole cells, cell fragments or magnetizable particles that researchers manipulate using computerized control with no moving parts or valves. We are a leading developer of plastic chips for lab-on-a-chip applications, and we have developed several processes for producing these plastic chips. The primary elements of our technology platform are described below.

MICROFLUIDICS

     In a patent application filed in February 1990, Dr. David Soane, one of our co-founders, disclosed the fundamental invention of moving fluids through interconnected channels on chips using electric currents. This original microfluidics patent application resulted in a series of issued and pending patent applications, all of which are assigned to us.

     We discovered that using electric currents to move fluids through small channels provides improved precision, greater flexibility and more functionality than other more common approaches, such as pressure. By applying electric currents along channels, we generate two types of flow: electrophoresis and electro-osmosis. Electrophoresis is the movement of charged molecules through the bulk fluid in the channels. Electro-osmosis results in the movement of the bulk fluid itself. Thus, electro-osmosis can act as an electronic pump for moving all of the fluid in a channel. The direction and speed of the flow is determined by the nature of the channel material, the bulk fluid and the magnitude and direction of the electric field.

     We have developed chip designs for performing numerous operations using our proprietary technology for moving fluids through channels with electric currents. These operations include, at microscopic dimensions, mixing different fluids, measuring and dispensing small amounts of a particular fluid into a channel and separating mixtures of different molecules, such as DNA molecules, into separate fractions. We have also developed chip designs for integrating many of these individual operations together in a microfluidic circuit.

     We can manipulate extremely small volumes of liquid with high precision using our microfluidic technology. For example, we can measure and dispense less than a nanoliter, or one-billionth of a liter, with better than 99% precision. We have performed biochemical assays, such as enzyme reactions, in nanoliter volumes with no loss in performance or reproducibility compared to assays performed in test tubes. We can separate mixtures of different molecules into individual components up to 1,000 times faster than with conventional electrophoresis systems, without any loss in performance.

MICROFLUIDIC ARRAYS

     We have designed chips that contain arrays of fluidic networks, where each network performs a measurement on a different sample. In this way, we can perform measurements on many samples at the same time. In addition, our arrays keep each sample separated from the other samples, thereby avoiding cross contamination.

     We have developed a variety of microfluidic array designs. These designs involve variations in the density of fluidic networks in the array, as well as the functionality and specific layout of channels in each network. This flexibility allows us to design LabCard products for different applications and throughput requirements. For our initial products, we expect a single chip, or microfluidic array, to contain 16 to 96 fluidic networks. We are designing chips with higher densities of fluidic networks for later-generation products. The physical dimensions of our chips vary and are designed to optimize the integration of a particular chip with its corresponding instrument. Many of our chips have footprints that are similar to microwell plates, which we believe will accelerate their adoption in the marketplace since many existing laboratory processes are standardized around microwell plates.

     We expect our initial products to use two-dimensional arrays, in which all of the fluidic networks are on one surface. We are also developing three-dimensional microfluidic arrays, where multiple two-dimensional arrays are layered together, with fluid connections between the layers. We expect that these multilayered, three-dimensional arrays will enable us to further increase the number and complexity of operations that we perform on a single chip.

ADVANCED MATERIALS AND CHIP FABRICATION TECHNOLOGY

     We have developed a substantial base of proprietary technology and expertise for making microfluidic chips in plastic materials. This proprietary technology base includes the specific plastic materials used in our chips, processes we use to make our chips, and processes we use to engineer the surface properties of our chips. While we are able to produce our chips in glass when desirable, in most situations we believe that our plastic chips provide significant technical and commercial advantages over glass chips. For example, we can make our plastic chips in a broader range of sizes and thicknesses than possible with glass chips. We can also make our chips in long rolls of flexible film, which is not possible with glass chips. We believe that the design flexibility afforded by our plastic chips enables us to better address the needs of different applications than would be possible with glass chips. In addition, we believe that we will be able to commercially produce our plastic chips at a significantly lower unit cost than would be possible with glass chips.

     In many applications, our plastic chips will be provided as single-use disposables. This single-use feature will avoid the potential for carryover, which can occur when the same well or chamber is re-used from one assay to the next. We believe that the ability of researchers to avoid carryover using our single-use chips will be important in applications such as pharmaceutical drug screening.

     We have adapted precision replication techniques from the CD-ROM industry and further developed these methods for making plastic microfluidic chips. The first step in making a plastic chip is generating a master mold. One side of this mold has a surface that contains a pattern of interconnected ridges. The next step, called replication, involves imprinting the pattern of interconnected ridges into a plastic sheet, forming a corresponding pattern of interconnected channels. A single mold can be used to replicate the same channel pattern into plastic thousands of times, with no deviation from the original chip. A cover sheet is then bonded, or laminated, on top of the base sheet containing the channels. This method of production is highly precise and cost effective.

     We are also developing a proprietary, continuous reel process for precision replication, which we expect will further reduce costs as our production volumes grow. In this process, the master surface containing the pattern of ridges is a thin, flexible sheet of metal that is wrapped around a circular drum. We then roll a continuous sheet of plastic across this drum to replicate the channel patterns onto the moving plastic sheet. The continuous sheet can then be cut into individual chips or used as a continuous roll.

CHEMISTRY AND APPLICATIONS

     We believe that we are the leader in developing and demonstrating biological experiments on plastic microfluidic chips. We have miniaturized and integrated a wide variety of experiments on our plastic chips, including DNA sequencing, SNP detection, gene expression analysis, enzyme activity measurements and immunoassays. We believe that this experience provides us with a significant competitive advantage that will enable us to rapidly implement new assays on our plastic chips. We have discovered specific technological approaches for enhancing the performance of assays on plastic chips, and we have applied for patent protection on many of these approaches. We believe that our experience and lead in implementing biological experiments on plastic chips provides us with a significant competitive advantage.

     In addition to using existing assay chemistries with our chips, we have developed several proprietary assay chemistries and methods designed to expand the capability and breadth of our LabCard systems. These include proprietary reagents for monitoring the activity of various enzymes. These reagents enable us to perform a wide variety of different enzyme assays on our LabCard systems for pharmaceutical drug screening. We have also developed a proprietary assay chemistry, called eTAG(TM) chemistries, for identifying the presence and quantity of multiple sequences in a sample simultaneously. We have also developed proprietary assay chemistries for DNA sample processing, which allow the simultaneous processing of multiple samples.

     For some applications, we may pre-load assay chemistries onto our chips prior to shipment. We have developed technology for pre-loading, drying and sealing measured amounts of reagents on our chips. We have demonstrated this capability with biologically active reagents, such as enzymes, and have shown that bioactivity is retained when the reagent is used in a final measurement. We believe that this capability will enable us to provide ready-to-use LabCard chips in certain applications.

LABCARD PRODUCTS

     We are developing a family of LabCard microfluidic products based on our proprietary designs and assays and are collaborating with our strategic partners to design instruments to run our LabCard chips. We expect that these LabCard systems will enable large-scale genomics and drug screening studies to be performed faster, at lower cost and with less manual labor than current technologies. We are currently working with Applied Biosystems to jointly develop LabCard systems for genomics and drug screening. Applied Biosystems will be responsible for marketing and distributing these LabCard systems.

COLLABORATIONS

     We have entered into collaboration agreements with market leaders in various sectors of the life sciences industry. Our objective with these agreements, as well as those we plan to execute with other leading companies, is to increase demand for our product family and to speed the commercialization of our various LabCard products. These collaborations will allow us to focus on the development of our LabCard chips, assay chemistries and analysis methods. The collaborations also allow us to take advantage of the resources and capabilities of our collaborative partners for the co-development, manufacture, marketing, sales and distribution of instrument systems that will use our LabCard chips. While we intend to retain manufacturing rights for our chips in most cases, we plan to outsource the commercial manufacturing of our chips to third party vendors. We believe this strategy may help to reduce the risks and costs associated with commercializing our LabCard products while allowing us to efficiently penetrate our target markets.

STRATEGIC PARTNERSHIPS

     We have and plan to continue to enter into strategic partnership agreements with industry leaders in various fields or markets to jointly develop new products and instrument systems. We typically seek strategic partners who have expertise in instrument development as well as marketing, sales and distribution capabilities.

  Applied Biosystems

     We have entered into collaboration agreements with Applied Biosystems for the purpose of co-developing systems which use our LabCard products in the following areas:

     - genomics; and

     - pharmaceutical drug screening.

     Genomics. In April 1998, we entered into a collaboration agreement with Applied Biosystems to co-develop systems for genetic analysis based on our microfluidics technology. Under this agreement we granted Applied Biosystems the exclusive worldwide right to market, sell and distribute LabCard chips for jointly developed systems. We will manufacture LabCard chips that Applied Biosystems will market, distribute and sell. We will receive a portion of the net sales revenues for the LabCard chips sold. The agreement is for an unspecified period and may be terminated by our mutual written consent. In addition, either of us may terminate the agreement if the other party does not fulfill its obligations under the agreement or becomes insolvent.

     Pharmaceutical Drug Screening. In March 1999, we entered into a collaboration agreement with Applied Biosystems to jointly develop systems for pharmaceutical drug screening employing our microfluidics technology. Under the agreement, Applied Biosystems has the exclusive worldwide right to market and distribute the LabCard products. We will be the exclusive supplier of the microfluidic chips to Applied Biosystems and will share with Applied Biosystems the net revenue from the LabCard products after recovery of manufacturing costs. We will also receive a royalty on the sale of pharmaceutical drug screening instrument systems designed to use the LabCards. Unless terminated earlier, the agreement remains in effect until the expiration of the last patent subject to the agreement. As with our other collaboration agreement with Applied Biosystems, this agreement may be terminated upon mutual written consent or due to breach or insolvency.

MARKETING, SALES AND DISTRIBUTION

     In addition to our existing relationship with Applied Biosystems, we intend to identify and establish collaborative development and commercialization relationships with strategic partners for additional applications of our technology. In addition, we are establishing our own marketing, sales and distribution infrastructure for our Arteas(TM)LabCard products.

RESEARCH AND DEVELOPMENT

     We began developing our core technologies related to lab-on-a-chip products in the early 1990s. We continue to advance our core technologies and to pursue research and development related to new product opportunities. We have targeted our primary research and development efforts at the following three areas:

     - Nucleic Acid Sample Processing. In 1998, we were awarded a grant from the Advanced Technology Program of the National Institutes of Standards and Technology to develop LabCard systems for nucleic acid sample processing. We are designing these LabCard systems to perform processes, such as DNA amplification and purification, on many samples in parallel and at small volume. We expect that our sample processing LabCard systems will reduce the cost and increase the reliability of sample preparation in nucleic acid analysis.

     - LabCard Manufacturing Processes. We have solved many important technological challenges relating to the manufacture of microfluidic chips in plastic and have applied for patent protection on many of these solutions. We continue to pursue advanced capabilities for manufacturing LabCard microfluidic array chips in plastic, with the goals of lowering manufacturing costs and adding new functionality to our LabCard products. For example, we are developing a continuous reel process for LabCard chip manufacturing. We are also developing multi-layered LabCard chips to provide three-dimensional networks of channels, which would enable us to perform more advanced fluidic protocols for a given size of LabCard product.

     - Extension of Core Technologies to New Applications. We are exploring opportunities to extend our core technologies to new markets and applications, including proteomics, industrial process control, and food and water safety.

INTELLECTUAL PROPERTY

     We seek patent protection on microfluidic chips, liquid transfer components, reagents and methodologies for their use. As of February 28, 2001, we had 23 issued U.S. patents, 42 U.S. patent applications and a total of 131 patents and patent applications that we own or have licensed. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. These patents and applications relate to essential areas of our technology, including among others, the following items:

     - microfluidic devices, modifications for improved performance, and their uses;

     - manufacturing methods for producing the microfluidic devices;

     - evaporation control technology;

     - methodologies for sample preparation;

     - fluid transfer devices for transferring microliter and sub-microliter volumes;

     - signal detection systems;

     - methods for detecting single nucleotide polymorphisms, or SNPs; and

     - electrophoretic gels.

     Our issued patents have expiration dates from 2009 to 2018.

     We also rely upon trade secrets, know-how, trademarks, copyright protection and continuing technological and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our trade secrets, trademarks and copyrights, to operate without infringing the proprietary rights of others, to acquire licenses related to enabling technology or products and to enforce our intellectual property portfolio.

     Our practice is to require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by us will be our exclusive property.

MANUFACTURING

     We have developed in-house processes for the rapid prototyping of our LabCard chips. We also have an internal pilot manufacturing capability in order to more rapidly develop production prototype LabCard chips and the processes to manufacture them. While we intend to retain manufacturing rights for our microfluidic array chips, we plan to transfer the process technology and outsource commercial scale production to third party vendors.

     We will specify the raw materials to be used by the third party vendor in the manufacture of our LabCard products and currently expect that most of our LabCard products will be manufactured from plastic materials. We do not currently depend on any single supplier for the raw materials necessary for the operation of our business, although we may become dependent on a single supplier in the future.

COMPETITION

     We are aware that other companies, such as Orchid Biocomputer and Caliper Technologies, are developing and applying microfluidics technology to certain applications in life science research. In addition, a number of established companies, such as Amersham Pharmacia Biotech and Beckman-Coulter, provide technology and products to the genomics and pharmaceutical research markets. We believe that the principal competitive factors in our markets are product capability, product reliability, customer service, supplier reputation and the sales and marketing strength of the supplier.

     The markets for life science research products are highly competitive. Many of our potential competitors in these markets have substantially greater financial, technical and personnel resources than we do. We cannot assure you that they will not succeed in developing technologies and products that would render our technologies and products or those of our collaborators obsolete and noncompetitive.

EMPLOYEES

     As of December 31, 2000, we had 124 employees, of which 106 are in research and development including pilot manufacturing, and microfabrication, and 18 are in administration and finance. Over forty percent of our research and development staff have Ph.D.s. None of our current employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2. PROPERTIES

     We lease approximately 44,000 square feet of office space in Mountain View, California. Most of this space is currently devoted to research and development activities and administration. We are subleasing part of this space until July 31, 2001, to cover costs while retaining room for expansion. Our lease expires in July 2009.

ITEM 3. LEGAL PROCEEDINGS

     On January 4, 2001, we reached an agreement with Caliper Technologies Corporation to settle all three lawsuits which were pending between the two companies.

     The three lawsuits included in the settlement were: 1) the lawsuit filed by Caliper in the Superior Court for the State of California, Santa Clara County, on March 22, 1999 against ACLARA, alleging dual representation by Dr. Bertram Rowland of both ACLARA and Caliper in December of 1995 and early 1996. Dr. Rowland represented ACLARA as an outside patent lawyer from late 1994 through late 1996. Unbeknownst to ACLARA, in December of 1995 and early 1996, Dr. Rowland performed legal services for Caliper. Subsequent to this, Dr. Rowland became ACLARA's general counsel. In this trial, Caliper argued that Dr. Rowland misused Caliper trade secrets, and that ACLARA was liable for Dr. Rowland's actions, 2) the lawsuit we filed in the Federal District Court for the Northern District of California, on April 26, 1999 against Caliper alleging infringement of the '015 patent, which concerns methods and devices for moving molecules by the application of electrical fields, and 3) the lawsuit filed in the United States District Court for the Northern District of California, in January 2000, by Caliper against us, alleging infringement of four patents (the Ramsey patent family) that they claim to have licensed exclusively. Caliper amended this lawsuit on March 10, 2000 to include a fifth patent.

     The settlement is comprised of four principal elements: dismissals of all claims in each of the three lawsuits; cross-licenses of the '022 and Ramsey patent families; a stock issuance by ACLARA to Caliper with a guaranteed liquidation value after 18 months; and a private dispute resolution process for any potential future disputes.

     Both ACLARA and Caliper are dismissing their complaints of patent infringement against each other. In addition, Caliper is dismissing all of its claims against ACLARA in the state trade secret action. Caliper is granting ACLARA a royalty-bearing license under the Ramsey patent family, and ACLARA is granting Caliper a paid-up license under the '022 patent family, which includes the '015 patent. ACLARA's license to the Ramsey patent family will apply to plastic chips, while Caliper's license to the '022 patent family will apply to glass chips.

     ACLARA has issued to Caliper 900,000 shares of common stock in ACLARA with a guaranteed liquidation price of $36.11 per share, for an aggregate value of $32.5 million, after 18 months. If ACLARA's stock does not reach the $36.11 per share price target in 18 months, ACLARA will make a cash payment to Caliper equal to the difference between $36.11 per share and the prevailing market price. Caliper must hold the shares for at least 18 months, but no longer than 24 months, in order to receive the guaranteed liquidation price. The disbursement by Caliper of the ACLARA shares will be handled exclusively by ACLARA underwriter DB Alex Brown.

     A litigation settlement charge of $32.5 million was recorded in the fourth quarter of fiscal 2000 relating to this settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock trades publicly on The Nasdaq Stock Market under the symbol ACLA. The following table sets forth for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.

                                                 THREE MONTH PERIOD ENDED
                          -----------------------------------------------------------------------
                          MARCH 31, 2000   JUNE 30, 2000   SEPTEMBER 30, 2000   DECEMBER 31, 2000
                          --------------   -------------   ------------------   -----------------
High....................     $54.938          $50.938           $60.000              $25.688
Low.....................      32.125           23.500            27.875                9.125

     As of March 27, 2001, there were no outstanding shares of Preferred Stock and 215 holders of record of 35,572,229 shares of outstanding Common Stock. The company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     Our initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-95107) that we declared effective by the SEC on March 20, 2000 and pursuant to which we sold all 10,350,000 shares of our Common Stock registered. The aggregate offering price of the 10,350,000 shares registered and sold was $217.3 million. Of this amount, $14.8 million was paid in underwriting discounts and commissions, and an additional $1.5 million of expenses was incurred through December 31, 2000. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock, or to our affiliates. As of December 31, 2000, we had applied the estimated aggregated net proceeds of $201 million from our initial public offering as follows:


Working capital and Temporary investments...................  $194.3 million
Capital expenditures........................................  $  2.4 million
Repayment of indebtedness...................................  $  4.3 million

     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The statements of operations data for each of the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, have been derived from our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                         YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------
                                              2000       1999      1998      1997      1996
                                            --------   --------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Grant and collaboration revenues........  $  3,451   $  2,936   $ 1,353   $ 2,231   $   844
  License revenue.........................        --         --        --       400       460
  Product revenue.........................        17         --        --        18        20
                                            --------   --------   -------   -------   -------
          Total revenues..................     3,468      2,936     1,353     2,649     1,324
                                            --------   --------   -------   -------   -------
Cost of sales:
  Product revenue.........................         2         --        --        92        90
                                            --------   --------   -------   -------   -------
Gross Margin..............................     3,466      2,936     1,353     2,557     1,234
                                            --------   --------   -------   -------   -------
Operating expenses:
  Research and development................    20,955      7,002     5,423     3,743     1,662
  Selling, general and administrative.....    16,369      4,251     1,322       814       550
  Settlement of litigation................    34,250         --        --        --        --
                                            --------   --------   -------   -------   -------
          Total operating expenses........    71,574     11,253     6,745     4,557     2,212
                                            --------   --------   -------   -------   -------
Loss from operations......................   (68,108)    (8,317)   (5,392)   (2,000)     (978)
Interest income (expense), net............    10,002        160      (130)        2        22
                                            --------   --------   -------   -------   -------
Net loss before extraordinary loss........   (58,106)    (8,157)   (5,522)   (1,998)     (956)
Extraordinary loss on early retirement of
  debt....................................    (1,103)        --        --        --        --
                                            --------   --------   -------   -------   -------
Net loss..................................  $(59,209)  $ (8,157)  $(5,522)  $(1,998)  $  (956)
                                            ========   ========   =======   =======   =======
Dividend related to beneficial conversion
  feature of preferred stock..............        --     (5,000)       --        --        --
Net loss attributable to common
  stockholders............................  $(59,209)  $(18,446)  $(6,011)  $(2,299)  $(1,157)
                                            ========   ========   =======   =======   =======
Net loss per common share, before
  extraordinary loss, basic and diluted...  $  (2.16)  $ (11.85)  $ (5.03)  $ (4.02)  $(21.83)
                                            ========   ========   =======   =======   =======
Extraordinary loss per common share, basic
  and diluted.............................  $  (0.04)  $     --   $    --   $    --   $    --
                                            ========   ========   =======   =======   =======
Net loss per common share, basic and
  diluted.................................  $  (2.20)  $ (11.85)  $ (5.03)  $ (4.02)  $(21.83)
                                            ========   ========   =======   =======   =======
Shares used in computing net loss per
  share basic and diluted.................    26,944      1,556     1,195       572        53
                                            ========   ========   =======   =======   =======

                                                              DECEMBER 31,
                                            -------------------------------------------------
                                              2000       1999      1998      1997      1996
                                            --------   --------   -------   -------   -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $192,612   $ 13,729   $ 1,746   $   237   $ 1,547
Working capital...........................   190,619     12,056    (1,402)     (702)      925
Total assets..............................   203,008     20,574     3,361     1,630     2,416
Capital lease obligations, less current
  portion.................................        --        284       407       426       241
Loans payable, less current portion.......       562      3,087        --        --        --
Mandatorily redeemable convertible
  preferred stock.........................        --     35,973     8,819     3,839     3,008
Total stockholders' equity (deficit)......   164,555    (21,492)   (9,537)   (3,935)   (1,410)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-K. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in "Factors Affecting Operating Results" set forth in
Part II of this report as well as other risks and uncertainties in the documents incorporated herein by reference.

OVERVIEW

     We were formed by a spin-off transaction from Soane Technologies, Inc., which was incorporated in 1991 and subsequently changed its name to 2C Optics, Inc. We were incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed our name in 1998 to ACLARA BioSciences, Inc. Since our inception we have engaged primarily in organization and research and development efforts related to the application of microfluidics technology to genomics and pharmaceutical drug screening.

     To date, most of our revenues have been generated from research collaborations and from government grants. Our total revenue was $3.5 million, $2.9 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. In each of the last three years, three collaborators accounted for over 65% of our revenues. Our collaborators include Applied Biosystems Group (formerly PE Biosystems), The R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson, and Cellomics, Inc. We have received government grants from the National Institutes of Health (NIH), the National Institute of Standards and Technology Advanced Technology Program (NIST ATP), and the Defense Advanced Research Projects Agency (DARPA).

     We have invested substantial amounts in establishing our microfluidics technologies. Since our inception we have spent over $39.5 million on our research and development efforts. Over 80% of our 139 employees at February 28, 2001 were engaged in research and development.

     We have incurred significant losses since our inception. As of December 31, 2000, our accumulated deficit was $76.8 million and total stockholders' equity was $164.6 million. Operating expenses increased from $6.7 million in 1998 to $11.3 million in 1999 and $71.6 million (including $34.3 million in charges related to settlement of litigation) in 2000. We expect to incur additional operating losses over at least the next two years as we continue to expand our research and development, product development efforts and infrastructure.

     Our sources of potential revenue for the next several years are likely to be payments under existing and possible future collaborative arrangements, government research grants and collaborations, product revenue from the sale of LabCard products, and royalties from our collaborators based on revenue received from the sale of equipment and reagents utilizing our technology. We introduced our initial LabCard chip product in December 2000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Total Revenue. Our total revenue for 2000, 1999 and 1998 was $3.5 million, $2.9 million and $1.4 million, respectively. The increase from 1999 to 2000 was due to additional revenue from the high throughput drug screening development program, additional revenue from the DARPA contract, and revenue from the NIST ATP grant. The increase from 1998 to 1999 was due to additional revenue from the high throughput drug screening development program, additional revenue from the DARPA contract, and revenue from the NIST ATP grant. In 2000, all our grant and collaboration revenue came from three sources: our collaborative agreements with Applied Biosystems Group, Johnson & Johnson and Cellomics, our research and development contracts with DARPA, and our grant from NIST ATP to develop LabCard systems for nucleic acid sample processing. In 2000, we recognized $17,500 in product revenue from the initial shipments of our Arteas LabCard devices.

     Cost of Sales. Cost of sales for product revenue in 2000 was $2,000 and was related to the initial shipments of our Arteas LabCard devices.

     Research and Development. Research and development expenses for 2000, 1999 and 1998 were $21.0 million, $7.0 million and $5.4 million, respectively. The increase was due to increased staffing and other project and personnel related costs. Of the increase from 1999 to 2000, $6.2 million related to stock-based compensation expense. Of the increase from 1998 to 1999, $441,000 related to stock-based compensation expense. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase on an absolute dollar basis.

     Selling, General and Administrative. Selling, general and administrative expenses for 2000, 1999 and 1998 were $16.4 million, $4.3 million and $1.3 million, respectively. The increases were due to increased staffing and personnel related costs incurred to manage and support our growth. Of the increase from 1999 to 2000, $436,000 related to stock-based compensation expense. Of the increase from 1998 to 1999, $253,000 related to stock-based compensation expense. We expect that our selling, general and administrative expenses will increase in absolute dollar amounts as we expand our human resources, corporate development and accounting staff, add infrastructure required to support sales to key accounts and continue to incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

     Settlement of Litigation. In 2000, settlement of litigation expenses included a charge of $1.75 million recorded in the third quarter of 2000 for the settlement of a dispute with 2C Optics/Rodenstock concerning repurchase of our Series A preferred shares and a charge of $32.5 million recorded in the fourth quarter of 2000 for the settlement of disputes with Caliper Technologies Corporation. The $32.5 million charge represents the fair value of ACLARA's obligation at December 31, 2000 under the terms of the settlement with Caliper. We have accounted for the legal settlement in accordance with the provisions of Financial Accounting Standards Board Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and its related interpretations. Accordingly, future movements in the fair value of ACLARA's obligation to repurchase the stock or pay the difference between $36.11 and the prevailing market price will be recorded in earnings.

     Net Interest Income (Expense). Net interest income (expense) represents income earned on our cash and cash equivalents and short term investments, and interest paid on bridge loans, capital leases and equipment loans. Net interest income was $160,000 and $10.0 million in 1999 and 2000, respectively and net interest expense was $130,000 in 1998. The change from 1999 to 2000 was due to higher average cash balances related to proceeds from our initial public offering in March 2000.

     Extraordinary Loss. In 2000, we recorded an extraordinary loss of $1.1 million related to the early payoff of capital leases and equipment financing loans. These leases and loans were paid off on September 1, 2000 with a cash payment totaling $4.1 million.

     Income Taxes. We incurred net operating losses in 2000, 1999 and 1998 and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $33.5 million and California net operating loss carryforwards of approximately $18.4 million. We also had federal research and development tax credit carryforwards of approximately $905,000 and California research and development tax credit carryforwards of approximately $797,000. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2003 through 2020. Utilization of net operating losses and credits may be subject to substantial annual limitations due to change of ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. See Note 13 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.5 million, and research and development funding from collaborators and government grants. As of December 31, 2000, we had $108.9 million in cash and cash equivalents and $83.7 million in short term investments.

     The equipment financing line of credit allowed us to borrow up to $5.0 million for leasehold improvements and the purchase of equipment. As of August 31, 2000, we had borrowed a total of $3.7 million under the agreement. The loans bore interest of 13.4% to 13.6%. The entire remaining principal balances of these loans were paid off in the third quarter of 2000 and the remaining unused portion of the line of credit was cancelled. The loan agreement with the landlord of the Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an interest of 8.5%. The maturity date of the note is July 1, 2009.

     On September 1, 2000, we made a cash payment totaling $4.1 million for an early payoff of all our capital leases and equipment financing loans. We recorded an extraordinary loss of $1.1 million in the third quarter of 2000 related to this transaction.

     Financing activities provided cash of $197.4 million, $23.2 million and $6.4 million in 2000, 1999 and 1998, respectively. These amounts represent the net proceeds we received from the sale of preferred stock, common stock and proceeds from stockholder notes receivable being offset by repayments of equipment financing loans and capital leases. In March 2000, we completed an initial public offering of 10,350,000 shares of common stock at an offering price of $21.00 per share, raising net proceeds of $201.0 million.

     Our operating activities used cash of $16.8 million, $6.2 million and $4.8 million in 2000, 1999, and 1998, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in accruals and other liabilities.

     Cash outflows for additions of property and equipment were $2.4 million, $4.4 million, and $21,000 in 2000, 1999, and 1998, respectively. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     We believe that our current cash balances and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our capital commitments for the next 12 months, including loan payments, planned tenant improvements, and planned equipment purchases, are estimated to be $12.8 million.

     As part of our litigation settlement with Caliper Technologies Corp. we have agreed to provide a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution which will issue the letter of credit requires us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount will be recorded as restricted cash in our financial statements for the period ending March 31, 2001.

DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk is currently confined to our cash and cash equivalents which have maturities of less than three months, and our short-term investments which have maturities of less than one year. We maintain an investment portfolio of commercial paper and U.S. corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investment portfolio.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for the purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The adoption of FIN 44 did not have a material effect on ACLARA's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. ACLARA'S revenue recognition policy is in compliance with the provisions of SAB 101.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. To date, ACLARA has not engaged in hedging activities.

FACTORS AFFECTING OPERATING RESULTS

     The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in this Annual Report on Form 10-K. Any of these risk factors could materially and adversely affect our business results of operations, financial condition and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net losses for the years ended December 31, 1998, 1999 and 2000 were $5.5 million, $8.2 million, and $59.2 million, respectively. As of December 31, 2000, we had an accumulated deficit of $76.8 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from general and administration costs associated with our operations.

     We have commercially launched only one LabCard product to date. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with our collaborative partners, to successfully design, develop, manufacture and commercialize our microfluidic LabCard products and systems and our proprietary assay chemistries in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements and government grants. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     - final outcome of litigation settlements to which we are currently a party or threatened claims against us;

     - the timing and willingness of collaborators to commercialize our products;

     - the timing, release and competitiveness of our products; and

     - general and industry-specific economic conditions, which may affect our customers' research and development expenditures and use of our products.

     If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short-term. In particular, research and development and selling, general and administrative expenses are not affected directly by variations in revenue.

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

ALL BUT ONE OF OUR PRODUCTS ARE IN THE DEVELOPMENT STAGE AND MAY NOT SUCCESSFULLY BE BROUGHT TO COMMERCIALIZATION.

     We currently have only one commercially available product and we have limited experience with developing, manufacturing, distributing or selling LabCard products or commercial systems using our microfluidics technology. We are developing products that are in many cases part of complex systems that also have not been fully developed, tested, manufactured or commercially introduced by our major collaborative partner. We may not be able to perfect the design of our products due to the complexity of the systems they are part of and/or the demands of the scientific processes that they address. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products. Even though we have designed products that function in a prototype system or on a limited volume basis, we cannot assure you that we will be able to adapt the design to allow for large-scale manufacturing. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the systems by those launch dates, or at all. If we are unable to design additional commercially viable LabCard products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

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

     Demand for our LabCard products is substantially dependent upon widespread market acceptance of systems utilizing our LabCard chips as tools for genomics and pharmaceutical drug screening. Because most of our LabCard chip products will be part of larger analytical systems marketed by our collaborative partners, our ability to sell LabCard chips in these cases depends on adoption by researchers of entirely new analytical equipment. We cannot assure you that LabCard chips and related instrument systems using our technology will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

     - our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost-effectiveness of our LabCard chips and systems, relative to products available at the time these systems are introduced; and

     - the extent and success of our efforts and our partners' efforts to market, sell and distribute the LabCard chips and systems.

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

     Because the majority of our products are components of larger systems, our success depends on our ability to establish relationships with collaborative partners to create products to address market needs. For example, our collaborative relationship with Applied Biosystems Group provides for the joint development of systems for genomics research and pharmaceutical drug screening. In this relationship, we provide LabCard chips as one component of systems used by researchers for genomics analysis and pharmaceutical drug screening applications. Our ability to expand the applications for our technology will largely depend on our ability to broaden our relationship with existing partners and identify and enter into similar relationships with new collaborative partners to address additional customer needs. If we are unable to broaden our existing collaborative relationships or enter into relationships with additional collaborative partners our business may suffer.

     Our ability to sell products will also depend on the ability of our collaborative partners to develop instrument systems that can utilize our LabCard chips. If the development efforts of our collaborative partners fail or are significantly delayed, our losses would increase. We cannot assure you that our collaborative partners will be able to develop products as planned.

     We also intend to rely upon our current and future collaborative partners to market, sell, distribute and promote our LabCard chips. We do not presently intend to develop a large internal marketing and sales organization and intend to focus our efforts only on certain key accounts. Accordingly, we will be substantially relying on our collaborative partners to fulfill these tasks for the majority of our customers. If our collaborative partners do not perform these functions satisfactorily, our ability to market, sell and distribute our products could be severely limited.

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

     Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 130 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

     We have no experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to the manufacturing of limited numbers of Arteas LabCard devices for initial product launch, and of prototype LabCard chips for testing purposes and for internal use by our collaborative partners. The nature of our products requires the use of sophisticated injection molding and other manufacturing processes that are not widely available. For this reason only a limited number of vendors currently have the expertise to manufacture our products. We have relationships with outside suppliers who are currently manufacturing limited quantities of our LabCard chips for initial product launch quantities and for research and development purposes. We will need to enter into contractual relationships with these or other manufacturers for commercial scale production of LabCard chips and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of chips or on commercially reasonable terms. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of LabCard chips. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues.

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

WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

     We compete with companies that design, manufacture and market analytical instruments for genomics and pharmaceutical drug screening using technologies such as gel electrophoresis, capillary electrophoresis, microwell plates and robotic liquid handling systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures, for genomics and drug screening markets targeted by us, using methods such as hybridization chips and high density microwell plates. Furthermore, we are aware of other companies that are developing microfluidics technology, including Caliper Technologies Corporation and Orchid BioSciences, Inc., for potential use in certain of the markets that we are targeting.

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

     Now that we have commercially launched our first LabCard product, we will face exposure to product liability claims. Any product liability claims arising in the future, regardless of their merit or eventual outcome, could increase our losses. We have secured product liability insurance coverage, but we cannot assure you that we will continue to be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. In addition, potential product liability claims may exceed the amount of our insurance or may be excluded from coverage under the terms of the policy.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED OR GENERATE THE CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, WHICH COULD HURT OUR ABILITY TO COMPETE OR ACHIEVE PROFITABILITY.

     It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the end of 2002. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will continue to receive funding under existing collaborative arrangements or that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs, capital requirements for product development and commercialization and payment of monetary damages in any on-going or future litigation. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

     Our executive officers, directors and largest stockholders and their affiliates presently beneficially own or control approximately 28.7% of the outstanding shares of common stock. Accordingly, our current executive officers, directors and their affiliates, if acting together, would have the ability to control the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership could also delay or prevent a change of control of our company at a premium price if these stockholders oppose it.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

     There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $4.31 and $66.00 per share.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information required by this Item in included on pages F-3 to F-25 in Item 14 of Part IV of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and executive officers of ACLARA BioSciences, Inc. is incorporated by reference from the information set forth under the caption "Proposal 1 -- Election of Directors" contained in our definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than April 30, 2001. Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the sections entitled "Executive Compensation" contained in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships is incorporated by reference to the section entitled "Certain Transactions" contained in our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        1. Financial Statements:

                                                                      PAGE
                                                                      ----
        Report of Independent Accountants...........................   F-2
        Balance Sheets at December 31, 2000 and 1999................   F-3
        Statements of Operations -- Fiscal Years Ended December 31,
          2000,
          1999 and 1998.............................................   F-4
        Statements of Stockholders' Equity (Deficit) -- Fiscal Years
          Ended December 31, 2000, 1999 and 1998....................   F-5
        Statements of Cash Flows -- Fiscal Years Ended December 31,
          2000, 1999 and 1998.......................................   F-7
        Notes to Financial Statements...............................   F-9

        2. Financial Statement Schedules

             All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        3. Exhibits

        (a) Exhibits:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Amended and Restated Certificate of Incorporation of ACLARA
              BioSciences, Inc. (Previously filed as Exhibit 3.3 to our
              Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-95107 (our "Form
              S-1").)
     3.2      Certificate of Amendment to Amended and Restated Certificate
              of Incorporation of ACLARA BioSciences, Inc. (Previously
              filed as Exhibit 3.6 to our Form S-1.)
     3.3      Amended and Restated Bylaws of ACLARA BioSciences, Inc.
              (Previously filed as Exhibit 3.4 to our Form S-1.)
    10.1      Form of Indemnification Agreement between ACLARA and each of our directors and officers (Previously filed as Exhibit 10.1 to our Form S-1.)
    10.2      1995 Stock Option Plan (Previously filed as Exhibit 10.2 to our Form S-1.)
    10.3      Amended and Restated ACLARA BioSciences, Inc. 1997 Stock
              Plan (Previously filed as Exhibit 10.3 to our Form S-1.)
    10.4      Amended and Restated Investors' Rights Agreement, dated as of December 30, 1999 (Previously filed as Exhibit 10.4 to
              our Form S-1.)
    10.5      Change of Control Agreement by and between Joseph M. Limber and ACLARA BioSciences, Inc., effective as of January 19,
              2000 (Previously filed as Exhibit 10.5 to our Form S-1.)
    10.6      Change of Control Agreement by and between Herbert H. Hooper and ACLARA BioSciences, Inc., effective as of January 19,
              2000 (Previously filed as Exhibit 10.6 to our Form S-1.)
    10.7      Change of Control Agreement by and between Wendy R.
              Hitchcock and ACLARA BioSciences, Inc., effective as of
              January 19, 2000 (Previously filed as Exhibit 10.7 to our
              Form S-1.)
    10.8      Lease Agreement between ACLARA BioSciences, Inc. and The
              Pear Avenue Group, dated March 1, 1999 (Previously filed as
              Exhibit 10.8 to our Form S-1.)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.9      Master Equipment Lease between Phoenix Leasing and Soane
              BioSciences, Inc., dated as of November 15, 1995 (Previously filed as Exhibit 10.9 to our Form S-1.)
    10.10     Agreement for an Exclusive Alliance to Develop, Manufacture
              and Market a Chip-Based Screening System for Cell Analysis
              between Cellomics, Inc. and ACLARA BioSciences, Inc, dated as of October 26, 1999 (Previously filed as Exhibit 10.10 to our Form S-1. Confidential treatment has been granted for
              portions of this agreement.)
    10.11     Collaboration Agreement between ACLARA BioSciences, Inc. and
              The Perkin-Elmer Corporation, dated as of March 19, 1999
              (Previously filed as Exhibit 10.11 to our Form S-1.
              Confidential treatment has been granted for portions of this agreement.)
    10.12     Side Agreement between ACLARA BioSciences, Inc. and The
              Perkin-Elmer Corporation, dated as of March 19, 1999
              (Previously filed as Exhibit 10.12 to our Form S-1.
              Confidential treatment has been granted for portions of this agreement.)
    10.13     Custom Instrument Development and Commercialization
              Agreement between the The R.W. Johnson Pharmaceutical
              Research Initiative, The Perkin-Elmer Corporation and ACLARA
              BioSciences, Inc., signed in March 1999 (Previously filed as
              Exhibit 10.13 to our Form S-1. Confidential treatment has
              been granted for portions of this agreement.)
    10.14     Collaboration Agreement between Soane BioSciences, Inc. and
              The Perkin-Elmer Corporation, dated as of April 25, 1998
              (Previously filed as Exhibit 10.14 to our Form S-1.
              Confidential treatment has been granted for portions of this agreement.)
    10.15     Master Loan and Security Agreement by and between ACLARA
              BioSciences, Inc. and Transamerica Business Credit
              Corporation, dated as of May 27, 1999 (Previously filed as
              Exhibit 10.15 to our Form S-1.)
    10.16     ACLARA BioSciences, Inc. Employee Stock Purchase Plan
              (Previously filed as Exhibit 10.16 to our Form S-1.)
    10.17     Agreement between Packard BioScience Company and ACLARA
              BioSciences, dated as of February 21, 2000 (Previously filed as Exhibit 10.17 to our Form S-1.)
    10.18     Consulting Agreement with Dr. Eric Lander dated as of
              January 15, 2000 (Previously filed as Exhibit 10.18 to our
              Form S-1.)
    10.19     Consulting Agreement with Mr. Andre Marion dated as of
              January 19, 2000 (Previously filed as Exhibit 10.19 to our
              Form S-1.)
    23        Consent of PricewaterhouseCoopers LLP
    24        Powers of Attorney (see signature page to this report)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                           ACLARA BIOSCIENCES, INC.

                                           By:     /s/ JOSEPH M. LIMBER
                                              ----------------------------------
                                                       Joseph M. Limber
                                                President and Chief Executive
                                                            Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Joseph M. Limber, and Thomas McNaughton, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE                    DATE
                   ---------                                   -----                    ----
              /s/ JOSEPH M. LIMBER                  President, Chief Executive     March 30, 2001
- ------------------------------------------------       Officer and Director
                Joseph M. Limber                   (principal executive officer
                                                                and
                                                    acting principal financial
                                                             officer)

              /s/ THOMAS R. BARUCH                           Director              March 30, 2001
- ------------------------------------------------
                Thomas R. Baruch

                /s/ JEAN DELEAGE                             Director              March 30, 2001
- ------------------------------------------------
                  Jean Deleage

           /s/ MICHAEL W. HUNKAPILLER                        Director              March 30, 2001
- ------------------------------------------------
             Michael W. Hunkapiller

                DAVID J. PARKER                              Director              March 30, 2001
- ------------------------------------------------
                David J. Parker

                 ERIC S. LANDER                              Director              March 30, 2001
- ------------------------------------------------
                 Eric S. Lander

              /s/ ANDRE F. MARION                            Director              March 30, 2001
- ------------------------------------------------
                Andre F. Marion

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Balance Sheets..............................................  F-3
Statements of Operations....................................  F-4
Statements of Stockholders' Equity/(Deficit)................  F-5
Statements of Cash Flows....................................  F-7
Notes to Financial Statements...............................  F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ACLARA BioSciences, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ACLARA BioSciences, Inc. (a company in the development stage) at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the cumulative period from May 5, 1995 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 29, 2001, except for Note 16
for which the date is March 16, 2001.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................  $108,886,024    $10,249,689
  Restricted cash...........................................     1,250,000             --
  Short-term marketable investments.........................    83,726,237      3,479,250
  Accounts receivable.......................................     1,063,438        615,343
  Prepaid expenses and other current assets.................       892,451        434,056
                                                              ------------    -----------
          Total current assets..............................   195,818,150     14,778,338
Property and equipment, net.................................     6,520,724      5,170,597
Restricted cash.............................................       500,000        625,000
Other assets, net...........................................       168,750             --
                                                              ------------    -----------
          Total assets......................................  $203,007,624    $20,573,935
                                                              ============    ===========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $     41,774    $   412,412
  Accrued payroll and related expenses......................       808,637        114,103
  Accrued expenses and other current liabilities............     3,047,826      1,089,594
  Litigation settlement accrual, current....................     1,250,000             --
  Current portion of capital lease obligations..............            --        286,399
  Current portion of loans payable..........................        50,644        819,773
                                                              ------------    -----------
          Total current liabilities.........................     5,198,881      2,722,281
Capital lease obligations, less current portion.............            --        283,612
Loans payable, less current portion.........................       562,187      3,086,916
Deferred rent...............................................       191,859             --
Litigation settlement accrual, less current portion.........    32,500,000             --
                                                              ------------    -----------
          Total liabilities.................................    38,452,927      6,092,809
                                                              ------------    -----------
Commitments and contingencies (Note 7)
  Mandatorily redeemable convertible preferred stock, $0.001 par value; Authorized: 34,200,000 shares; Issued and
     outstanding: none at December 31, 2000 and 20,469,749
     shares at December 31, 1999............................            --    $35,973,050
                                                              ------------    -----------
Stockholders' equity (deficit):
  Common stock, $0.001 par value:
     Authorized: 150,000,000 shares; Issued and outstanding:
       34,547,784 shares at December 31, 2000; and 1,703,246
       shares at December 31, 1999..........................        34,548          1,703
Additional paid-in capital..................................   248,176,142      2,589,162
Deferred stock-based compensation...........................    (6,345,328)    (6,508,432)
Notes receivable for common stock...........................      (542,348)        (6,850)
Accumulated other comprehensive income......................        13,040          4,413
Deficit accumulated during the development stage............   (76,781,357)   (17,571,920)
                                                              ------------    -----------
          Total stockholders' equity (deficit)..............   164,554,697    (21,491,924)
                                                              ------------    -----------
          Total liabilities, mandatorily redeemable
            convertible stock and stockholders' equity
            (deficit).......................................  $203,007,624    $20,573,935
                                                              ============    ===========

   The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS

                                                                                 CUMULATIVE
                                                                                PERIOD FROM
                                                                                MAY 5, 1995
                                          YEAR ENDED DECEMBER 31,              (INCEPTION) TO
                                -------------------------------------------     DECEMBER 31,
                                    2000            1999           1998             2000
                                ------------    ------------    -----------    --------------
REVENUE:
  Grant and collaboration
     revenue..................  $  3,450,628    $  2,935,588    $ 1,353,116     $ 11,207,072
  License revenue.............            --              --             --          860,000
  Product revenue.............        17,500              --             --           55,880
                                ------------    ------------    -----------     ------------
          Total revenue.......     3,468,128       2,935,588      1,353,116       12,122,952
                                ------------    ------------    -----------     ------------
COST OF SALES:
  Product cost of sales.......         2,035              --             --          184,750
                                ------------    ------------    -----------     ------------
GROSS MARGIN..................     3,466,093       2,935,588      1,353,116       11,938,202
                                ------------    ------------    -----------     ------------
OPERATING EXPENSES:
  Research and development....    20,955,237       7,002,193      5,423,656       39,515,130
  Selling, general and
     administrative...........    16,369,310       4,250,870      1,321,953       23,455,834
  Settlement of litigation....    34,250,000              --             --       34,250,000
                                ------------    ------------    -----------     ------------
          Total operating
            expenses..........    71,574,547      11,253,063      6,745,609       97,220,964
                                ------------    ------------    -----------     ------------
Loss from operations..........   (68,108,454)     (8,317,475)    (5,392,493)     (85,282,762)
Interest income...............    10,498,843         530,543         86,805       11,238,677
Interest expense..............      (496,740        (370,462)      (216,534)      (1,150,775)
                                ------------    ------------    -----------     ------------
Net loss before extraordinary
  loss........................   (58,106,351)     (8,157,394)    (5,522,222)     (75,194,860)
Extraordinary loss on early
  retirement of debt..........    (1,103,086)             --             --       (1,103,086)
Net loss......................   (59,209,437)     (8,157,394)    (5,522,222)     (76,297,946)
Dividend related to beneficial
  conversion feature of
  preferred stock.............            --      (5,000,000)            --       (5,000,000)
Accretion to redemption value
  and accrued dividends on
  mandatorily redeemable
  convertible preferred
  stock.......................            --      (5,288,284)      (488,466)      (6,292,459)
                                ------------    ------------    -----------     ------------
Net loss attributable to
  common stockholders.........  $(59,209,437)   $(18,445,678)   $(6,010,688)    $(87,590,405)
                                ============    ============    ===========     ============
Loss per common share, before
  extraordinary loss, basic
  and diluted.................  $      (2.16)   $     (11.85)   $     (5.03)
                                ============    ============    ===========
Extraordinary loss per common
  share, basic and diluted....  $      (0.04)   $         --    $        --
                                ============    ============    ===========
Net loss per common share,
  basic and diluted...........  $      (2.20)   $     (11.85)   $     (5.03)
                                ============    ============    ===========
Shares used in computing net
  loss per share, basic and
  diluted.....................    26,944,007       1,556,324      1,195,343
                                ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM MAY 5, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                                            NOTES                        DEFICIT
                                                                                          RECEIVABLE                   ACCUMULATED
                                         COMMON STOCK        ADDITIONAL      DEFERRED        FOR           OTHER        DURING THE
                                     --------------------     PAID-IN      STOCK-BASED      COMMON     COMPREHENSIVE   DEVELOPMENT
                                       SHARES     AMOUNT      CAPITAL      COMPENSATION     STOCK         INCOME          STAGE
                                     ----------   -------   ------------   ------------   ----------   -------------   ------------
Common stock and Series A
  mandatorily redeemable
  convertible preferred stock
  issued in May 1995 to parent
  company for tangible and
  intangible assets and
  liabilities......................           2   $    --   $         --   $        --    $      --       $    --      $         --
Accretion of redeemable convertible
  preferred stock..................          --        --             --            --           --            --           (14,493)
Net loss...........................          --        --             --            --           --            --          (454,683)
                                     ----------   -------   ------------   -----------    ---------       -------      ------------
Balances, December 31, 1995........           2        --             --            --           --            --          (469,176)
Stock option exercise throughout
  the period.......................     586,901       587         22,889            --      (22,696)           --                --
Accretion of redeemable convertible
  preferred stock..................          --        --        (22,889)           --           --            --          (177,385)
Net loss...........................          --        --             --            --           --            --          (956,352)
                                     ----------   -------   ------------   -----------    ---------       -------      ------------
Balances, December 31, 1996........     586,903       587             --            --      (22,696)           --        (1,602,913)
Stock option exercise throughout
  the period.......................     751,434       751         38,612            --      (21,731)           --                --
Common stock issued in February
  1997 at $0.13 per share in
  exchange for equipment...........       9,300         9            797            --           --            --                --
Accretion of redeemable convertible
  preferred stock..................          --        --        (39,409)           --           --            --          (291,533)
Net loss...........................          --        --             --            --           --            --        (1,997,858)
                                     ----------   -------   ------------   -----------    ---------       -------      ------------
Balances, December 31, 1997........   1,347,637     1,347             --            --      (44,427)           --        (3,892,304)
Warrants issued in February 1998...          --        --         84,534            --           --            --                --
Stock option exercise throughout
  the period.......................     246,057       246         38,057            --      (22,635)           --                --
Repayment of notes receivable from
  stockholders.....................          --        --             --            --       22,696            --                --
Deferred stock-based
  compensation.....................          --        --      1,671,559    (1,671,559)          --            --                --
Amortization of deferred
  stock-based compensation.........          --        --             --       286,086           --            --                --
Accretion of redeemable convertible
  preferred stock..................          --        --       (488,466)           --           --            --                --
Net loss...........................          --        --             --            --           --            --        (5,522,222)
                                     ----------   -------   ------------   -----------    ---------       -------      ------------
Balances, December 31, 1998........   1,593,694     1,593      1,305,684    (1,385,473)     (44,366)                     (9,414,526)


                                        TOTAL
                                     ------------
Common stock and Series A
  mandatorily redeemable
  convertible preferred stock
  issued in May 1995 to parent
  company for tangible and
  intangible assets and
  liabilities......................  $         --
Accretion of redeemable convertible
  preferred stock..................       (14,493)
Net loss...........................      (454,683)
                                     ------------
Balances, December 31, 1995........      (469,176)
Stock option exercise throughout
  the period.......................           780
Accretion of redeemable convertible
  preferred stock..................      (200,274)
Net loss...........................      (956,352)
                                     ------------
Balances, December 31, 1996........    (1,625,022)
Stock option exercise throughout
  the period.......................        17,632
Common stock issued in February
  1997 at $0.13 per share in
  exchange for equipment...........           806
Accretion of redeemable convertible
  preferred stock..................      (330,942)
Net loss...........................    (1,997,858)
                                     ------------
Balances, December 31, 1997........    (3,935,384)
Warrants issued in February 1998...        84,534
Stock option exercise throughout
  the period.......................        15,668
Repayment of notes receivable from
  stockholders.....................        22,696
Deferred stock-based
  compensation.....................            --
Amortization of deferred
  stock-based compensation.........       286,086
Accretion of redeemable convertible
  preferred stock..................      (488,466)
Net loss...........................    (5,522,222)
                                     ------------
Balances, December 31, 1998........    (9,537,088)

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    FOR THE PERIOD FROM MAY 5, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                                            NOTES                        DEFICIT
                                                                                          RECEIVABLE                   ACCUMULATED
                                         COMMON STOCK        ADDITIONAL      DEFERRED        FOR           OTHER        DURING THE
                                     --------------------     PAID-IN      STOCK-BASED      COMMON     COMPREHENSIVE   DEVELOPMENT
                                       SHARES     AMOUNT      CAPITAL      COMPENSATION     STOCK         INCOME          STAGE
                                     ----------   -------   ------------   ------------   ----------   -------------   ------------
Warrants issued in May 1999........          --        --        445,694            --           --            --                --
Repurchase of common stock.........          (2)       --             --            --           --            --                --
Repurchase of Series A mandatorily
  redeemable convertible preferred
  stock and accretion of Series A
  in March 1999....................          --        --     (2,529,395)           --           --            --                --
Stock option exercise throughout
  the period.......................     109,554       110         23,777            --           --            --                --
Repayment of note receivable from
  stockholders.....................          --        --             --            --       37,516            --                --
Deferred stock-based
  compensation.....................          --        --      6,102,291    (6,102,291)          --            --                --
Amortization of deferred
  stock-based compensation.........          --        --             --       979,332           --            --                --
Accretion of redeemable convertible
  preferred stock..................          --        --     (2,758,889)           --           --            --                --
Issuance of preferred stock with
  beneficial conversion feature....          --        --      5,000,000            --           --            --                --
Deemed dividend on preferred
  stock............................          --        --     (5,000,000)           --           --            --                --
Change in unrealized gain on
  marketable investments...........          --        --             --            --           --         4,413                --
Net loss...........................          --        --             --            --           --            --        (8,157,394)
                                     ----------   -------   ------------   -----------    ---------       -------      ------------
Balances, December 31, 1999........   1,703,246     1,703      2,589,162    (6,508,432)      (6,850)        4,413       (17,571,920)
Exercise of warrants in February
  2000.............................      10,000        10         19,990            --           --            --                --
Issuance of shares of common stock
  at $21 per share related to
  initial public offering, in March
  2000, net of underwriting and
  issuance costs of $16.3
  million..........................  10,350,000    10,350    200,993,048            --           --            --                --
Conversion of redeemable
  convertible preferred stock into
  common stock, in connection with
  the initial public offering in
  March 2000.......................  20,922,289    20,922     36,009,338            --           --            --                --
Issuance of common stock under
  employee stock purchase plan
  throughout the period............      25,453        25        386,692            --           --            --                --
Stock option exercise throughout
  the period.......................   1,676,796     1,678        773,463            --     (612,539)           --                --
Repayment of note receivable from
  stockholders.....................          --        --             --            --       50,139            --                --
Interest on notes receivable from
  stockholders.....................          --        --             --            --      (29,098)           --                --
Repurchase of common stock in
  exchange for cancellation of
  notes receivable from
  stockholders.....................    (140,000)     (140)       (55,860)           --       56,000            --                --
Deferred stock-based
  compensation.....................          --        --      7,460,309    (7,460,309)          --            --                --
Amortization of deferred
  stock-based compensation.........          --        --             --     7,623,413           --            --                --
Change in unrealized gain on
  marketable investments...........          --        --             --            --           --         8,627                --
Net loss...........................          --        --             --            --           --            --       (59,209,437)
                                     ----------   -------   ------------   -----------    ---------       -------      ------------
Balances, December 31, 2000........  34,547,784   $34,548   $248,176,142   $(6,345,328)   $(542,348)      $13,040      $(76,781,357)
                                     ==========   =======   ============   ===========    =========       =======      ============


                                        TOTAL
                                     ------------
Warrants issued in May 1999........       445,694
Repurchase of common stock.........            --
Repurchase of Series A mandatorily
  redeemable convertible preferred
  stock and accretion of Series A
  in March 1999....................    (2,529,395)
Stock option exercise throughout
  the period.......................        23,887
Repayment of note receivable from
  stockholders.....................        37,516
Deferred stock-based
  compensation.....................            --
Amortization of deferred
  stock-based compensation.........       979,332
Accretion of redeemable convertible
  preferred stock..................    (2,758,889)
Issuance of preferred stock with
  beneficial conversion feature....     5,000,000
Deemed dividend on preferred
  stock............................    (5,000,000)
Change in unrealized gain on
  marketable investments...........         4,413
Net loss...........................    (8,157,394)
                                     ------------
Balances, December 31, 1999........   (21,491,924)
Exercise of warrants in February
  2000.............................        20,000
Issuance of shares of common stock
  at $21 per share related to
  initial public offering, in March
  2000, net of underwriting and
  issuance costs of $16.3
  million..........................   201,003,398
Conversion of redeemable
  convertible preferred stock into
  common stock, in connection with
  the initial public offering in
  March 2000.......................    36,030,260
Issuance of common stock under
  employee stock purchase plan
  throughout the period............       386,717
Stock option exercise throughout
  the period.......................       162,602
Repayment of note receivable from
  stockholders.....................        50,139
Interest on notes receivable from
  stockholders.....................       (29,098)
Repurchase of common stock in
  exchange for cancellation of
  notes receivable from
  stockholders.....................            --
Deferred stock-based
  compensation.....................            --
Amortization of deferred
  stock-based compensation.........     7,623,413
Change in unrealized gain on
  marketable investments...........         8,627
Net loss...........................   (59,209,437)
                                     ------------
Balances, December 31, 2000........  $164,554,697
                                     ============

   The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS

                                                                                            CUMULATIVE
                                                                                           PERIOD FROM
                                                                                           MAY 5, 1995
                                                      YEARS ENDED DECEMBER 31,            (INCEPTION) TO
                                              -----------------------------------------    DECEMBER 31,
                                                  2000           1999          1998            2000
                                              -------------   -----------   -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................    (59,209,437)  $(8,157,394)  $(5,522,222)  $ (76,297,946)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization...........      1,042,333       583,859       331,587       2,284,896
    Amortization of discount on marketable
      investments...........................     (2,067,397)           --            --      (2,067,397)
    Amortization of note and long-term debt
      discount..............................        438,537       142,877        15,939         597,351
    Amortization of deferred stock based
      compensation..........................      7,623,413       979,332       286,086       8,888,831
    Amortization of other assets............         31,250            --            --          31,250
    Preferred stock issued for interest
      expense...............................             --       127,890            --         127,890
    Interest income from notes receivable to
      stockholders..........................        (29,098)           --            --         (29,098)
  Changes in assets and liabilities:
    Accounts receivable.....................       (448,095)     (408,216)      119,624      (1,063,438)
    Prepaid expenses and other current
      assets................................       (433,395)     (117,098)     (283,193)       (867,451)
    Accounts payable........................       (370,638)       33,920       (58,148)         41,774
    Accrued payroll and related expenses....        694,534        56,225        (6,635)        808,637
    Accrued expenses and other
      liabilities...........................      1,958,232       795,330       289,205       3,047,827
    Litigation settlement accrual...........     33,750,000            --            --      33,750,000
    Deferred revenue........................             --      (200,000)      (14,286)             --
    Deferred rent...........................        191,859            --            --         191,859
                                              -------------   -----------   -----------   -------------
         Net cash used in operating
           activities.......................    (16,827,902)   (6,163,275)   (4,842,043)    (30,555,015)
                                              -------------   -----------   -----------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....     (2,396,960)   (4,424,384)      (21,481)     (7,200,214)
  Sale of property and equipment............          4,500            --            --           4,500
  Restricted cash...........................     (1,250,000)     (625,000)           --      (1,875,000)
  Purchase of investments...................   (187,170,963)   (7,124,837)           --    (194,295,800)
  Maturities of investments.................    109,000,000     3,650,000            --     112,650,000
  Change in other assets....................       (100,000)       29,966       (14,434)        (96,690)
                                              -------------   -----------   -----------   -------------
         Net cash used in investing
           activities.......................    (81,913,423)   (8,494,255)      (35,915)    (90,813,204)
                                              -------------   -----------   -----------   -------------

                                                                                            CUMULATIVE
                                                                                           PERIOD FROM
                                                                                           MAY 5, 1995
                                                      YEARS ENDED DECEMBER 31,            (INCEPTION) TO
                                              -----------------------------------------    DECEMBER 31,
                                                  2000           1999          1998            2000
                                              -------------   -----------   -----------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease
    obligations.............................       (570,011)     (356,935)     (292,044)     (1,503,165)
  Proceeds from issuance of notes payable to
    related parties.........................             --            --     2,150,000       2,487,187
  Proceeds from issuance of loans payable...             --     4,364,587            --       4,364,587
  Repayment of loans payable................     (3,732,395)     (159,369)           --      (3,891,764)
  Proceeds from issuance of preferred stock,
    net of issuance costs...................         57,210    22,083,128     4,490,665      29,888,897
  Repayment of notes payable to related
    parties.................................             --      (119,099)           --        (119,099)
  Repurchase of Series A preferred stock and
    one share of common stock...............             --    (2,712,883)           --      (2,712,883)
  Proceeds from initial public offering, net
    of issuance costs.......................    201,003,398            --            --     201,003,398
  Proceeds from notes receivable from
    stockholders............................         50,139        37,516        22,696         110,351
  Proceeds from issuance of common stock....        569,319        23,887        15,668         626,734
                                              -------------   -----------   -----------   -------------
         Net cash provided by financing
           activities.......................    197,377,660    23,160,832     6,386,985     230,254,243
                                              -------------   -----------   -----------   -------------
Net increase in cash and cash equivalents...     98,636,335     8,503,302     1,509,027     108,886,024
Cash and cash equivalents, beginning of
  period....................................     10,249,689     1,746,387       237,360              --
                                              -------------   -----------   -----------   -------------
Cash and cash equivalents, end of period....  $ 108,886,024   $10,249,689   $ 1,746,387   $ 108,886,024
                                              =============   ===========   ===========   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for
      interest..............................  $     401,394   $   226,112   $    79,867   $     772,882
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Additions to property and equipment
      acquired under capital lease
      obligations...........................  $          --   $   206,840   $   354,643   $   1,506,704
    Issuance of notes receivable in exchange
      for common stock......................  $     612,539   $        --   $    22,635   $     680,141
    Net assets obtained in exchange for
      Series A preferred stock..............  $          --   $        --   $        --   $      36,363
    Issuance of warrants in connection with
      notes payable.........................  $          --   $   445,694   $    84,534   $     530,228
    Deferred stock-based compensation.......  $   7,460,309   $ 6,102,291   $ 1,671,559   $  15,234,159
    Accretion of mandatorily redeemable
      preferred stock and accrued
      dividends.............................  $          --   $ 5,288,284   $   488,466   $   6,322,459
    Conversion of notes payable into
      preferred stock.......................  $          --   $ 2,495,978   $        --   $   2,495,978
    Conversion of redeemable convertible
      preferred stock into common stock.....  $  36,030,260   $        --   $        --   $  36,030,260
    Repurchase of common stock in exchange
      for cancellation of notes receivable
      from stockholders.....................  $     (56,000)  $        --   $        --   $     (56,000)

   The accompanying notes are an integral part of these financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS

 1. FORMATION AND BUSINESS OF THE COMPANY

     ACLARA BioSciences, Inc. ("ACLARA"), formerly Soane BioSciences, Inc., a Delaware corporation, was incorporated on May 5, 1995 for the purpose of providing miniaturized microfluidic tools for biochemical analysis and synthesis. ACLARA's technology has applicability in many markets including drug discovery, genomics, life science research and diagnostics. ACLARA's revenue is currently generated primarily through various grants and contracts with both governmental and private organizations. ACLARA is in the development stage and since inception has devoted substantially all of its efforts to research and development, raising capital, and recruiting personnel.

     In March 2000, ACLARA completed an initial public offering of 9,000,000 shares of its common stock to the public, at a per share price of $21.00. In conjunction with the initial public offering, ACLARA's underwriters exercised an option to purchase an additional 1,350,000 shares of common stock at a price of $21.00 per share to cover over-allotments. ACLARA received net proceeds from the offerings of approximately $201 million. Upon the closing of the initial public offering, each of the outstanding 20,922,289 shares of mandatorily redeemable convertible preferred stock was automatically converted into one share of common stock.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Stock Split

     In February 2000, ACLARA's board of directors approved a 3-for-2 forward split of its preferred and common stock. The forward split became effective in March 2000. All preferred stock data, common stock data and common stock option plan information in this report has been restated retroactively to reflect the split.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Financial Statement Presentation

     Certain amounts in the comparative financial statements have been reclassified to conform with the current year presentation.

  Cash Equivalents and Marketable Investments

     ACLARA considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified ACLARA's cash equivalents and marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity (deficit). The cost of securities sold is based on the specific identification method.

  Fair Value of Financial Instruments

     Carrying amounts of certain of ACLARA's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon the borrowing rates available to ACLARA for loans with similar terms, the carrying value of notes payable approximate their fair value.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Concentration of Credit Risk and Major Customers

     ACLARA invests its cash and cash equivalents in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Management believes that its investment guidelines minimize credit risk and maintain liquidity.

     ACLARA's receivables relate to grants and contracts, and accordingly, there is no collateral required for these receivables.

     At December 31, 2000, one collaborator and two government agencies accounted for 56%, 22% and 19% of accounts receivable, respectively. At December 31, 1999, one collaborator and two government agencies accounted for 51%, 24% and 19% of accounts receivable, respectively.

     In 2000, two customers (collaborative partners) individually accounted for 38% and 25% of ACLARA's total revenue. In 1999, three customers (collaborative partners) individually accounted for 39%, 36% and 25% of ACLARA's total revenue. In 1998, three customers (collaborative partners) individually accounted for 44%, 22% and 16% of ACLARA's total revenue.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: three years for computer equipment and software, five years for machinery and equipment and seven years for furniture and fixtures. Leasehold improvements and property and equipment acquired under capital lease obligations are amortized over the shorter of the useful lives of the related assets or the remaining lease term. At December 31, 2000 there are no assets held under capital lease obligations.

  Impairment of Long-Lived Assets

     ACLARA evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. To date, ACLARA has not experienced any impairment of long-lived assets.

  Income Taxes

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Research and Development Costs

     Research and development expenditures are charged to operations as incurred.

  Revenue Recognition

     ACLARA recognizes revenue based on services performed pursuant to collaboration agreements and government grants. Non-refundable milestone fees are recognized as earned upon completion of specified milestones according to contract terms and the absence of any on-going performance obligation. License fees are recognized on a straight-line basis over the life of services to be rendered under the license agreements. Any amounts received in advance of performance are recorded as deferred revenue.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Revenue from grants and collaboration agreements are recorded as earned, primarily in the period in which the costs are incurred.

     Product revenue is recognized when the product has been shipped, remaining obligations are insignificant and collection of any remaining related account receivable is probable.

  Certain Risks and Uncertainties

     ACLARA's products and services are concentrated in rapidly changing, highly competitive markets which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by ACLARA to anticipate or to respond adequately to technological developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on ACLARA's business and operating results.

  Segments

     ACLARA has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. ACLARA did not have any separately reportable business segments as of December 31, 2000.

  Accounting for Stock-Based Compensation

     ACLARA accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and its related interpretations and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

     Under APB No. 25, compensation expense is based on the difference, if any on the date of the grant, between the fair value of ACLARA's stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument.

     ACLARA accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Comprehensive Income (Loss)

     Comprehensive income (loss) generally represents all changes in stockholders' equity (deficit) except those resulting from investments or contributions by stockholders. ACLARA's unrealized gains on available-for-sale securities represent the only component of comprehensive income (loss) that is excluded from ACLARA's net loss for the years ended December 31, 2000, 1999, 1998 and for the cumulative period from May 5, 1995 (date of inception) to December 31, 2000. As it is not significant individually or in the aggregate, no separate statements of comprehensive income (loss) have been presented.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for the purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The adoption of FIN 44 did not have a material effect on ACLARA's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. ACLARA'S revenue recognition policy is in compliance with the provisions of SAB 101.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. To date, ACLARA has not engaged in hedging activities.

  Net Loss Per Share

     Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to ACLARA's net loss.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     A reconciliation of shares used in the calculations is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                               2000           1999          1998
                                           ------------   ------------   -----------
Basic and diluted:
Net loss before extraordinary loss.......  $(58,106,351)  $ (8,157,394)  $(5,222,222)
Extraordinary loss on early retirement of
  debt...................................    (1,103,086)            --            --
  Net loss...............................  $(59,209,437)  $ (8,157,394)  $(5,522,222)
                                           ============   ============   ===========
Dividend related to beneficial conversion
  feature of preferred stock.............            --     (5,000,000)           --
Accretion of mandatorily redeemable
  preferred stock........................            --     (5,288,284)     (488,466)
                                           ------------   ------------   -----------
Net loss attributable to common
  stockholders...........................  $(59,209,437)  $(18,445,678)  $(6,010,688)
                                           ============   ============   ===========
Weighted-average shares of common stock
  outstanding............................    27,571,389      1,644,946     1,413,211
Less: weighted-average shares subject to
  repurchase.............................      (627,382)       (88,622)     (217,868)
                                           ------------   ------------   -----------
Weighted-average shares used in basic and
  diluted net loss per share.............    26,944,007      1,556,324     1,195,343
                                           ============   ============   ===========

     The following outstanding options and warrants (prior to the application of the treasury stock method), and convertible preferred stock (on an as converted basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

                                                   YEARS ENDED DECEMBER 31,
                                             -------------------------------------
                                               2000          1999          1998
                                             ---------    ----------    ----------
Options and warrants.......................  3,177,522     3,429,536     2,232,521
Convertible preferred stock................         --    20,469,749    12,615,093

 3. CASH, CASH EQUIVALENTS AND MARKETABLE INVESTMENTS

     The following is a summary of cash, cash equivalents and short-term marketable investments which are available-for-sale at December 31, 2000:

                                                GROSS         GROSS           FAIR
                               AMORTIZED      UNREALIZED    UNREALIZED       MARKET
                                  COST          GAINS         LOSSES         VALUE
                              ------------    ----------    ----------    ------------
Checking and Money Market
  fund......................  $  2,172,161     $    --       $    --      $  2,172,161
Commercial Paper............   182,427,060          --            --       182,427,060
Bonds of the U.S. Government
  and its agencies..........     8,000,000      13,040            --         8,013,040
                              ------------     -------       -------      ------------
                              $192,599,221     $13,040       $    --      $192,612,261
                              ============     =======       =======      ============
Reported as:
Cash and cash equivalents...  $108,886,024     $    --       $    --      $108,886,024
Short-term marketable
  investments...............    83,713,197      13,040            --        83,726,237
                              ------------     -------       -------      ------------
                              $192,599,221     $13,040       $    --      $192,612,261
                              ============     =======       =======      ============

     Unrealized gains and losses are reported in other comprehensive income.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 4. RESTRICTED CASH

     Restricted cash at December 31, 2000 includes $1.25 million held in escrow related to the settlement of litigation and $500,000 held as a certificate of deposit as collateral against operating lease payments.

 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                      DECEMBER 31,
                                               --------------------------
                                                  2000           1999
                                               -----------    -----------
Machinery and equipment......................  $ 3,344,601    $ 1,676,756
Furniture and fixtures.......................      545,849        265,503
Computer equipment and software..............      967,871        620,317
Leasehold improvements.......................    3,866,717      3,846,272
                                               -----------    -----------
                                                 8,725,038      6,408,848
Less: accumulated depreciation and
  amortization...............................   (2,204,314)    (1,238,251)
                                               -----------    -----------
                                               $ 6,520,724    $ 5,170,597
                                               ===========    ===========

     Depreciation and amortization expense during the years ended December 31, 2000, 1999, 1998 and the cumulative period from May 5, 1995 (date of inception) to December 31, 2000, was $1,042,333, $583,859, $331,587 and $2,284,896
respectively.

     As of December 31, 2000 and 1999, property and equipment included amounts for machinery and equipment, furniture and fixtures, and computer equipment acquired under outstanding capital leases of $0 and $1,506,704 with related accumulated amortization of approximately $0 and $728,000, respectively. ACLARA paid off its capital lease obligations during the year 2000.

 6. ACCRUED EXPENSES AND CURRENT LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                          DECEMBER 31,
                                                        ----------------
                                                         2000      1999
                                                        ------    ------
Security deposit......................................  $  359    $   36
Goods and services....................................   1,106       408
Compensation related..................................      --       326
Professional services.................................   1,582       320
                                                        ------    ------
                                                        $3,047    $1,090
                                                        ======    ======

 7. COMMITMENTS AND CONTINGENCIES

  Operating Lease

     In March 1999, ACLARA entered into a ten year operating lease for office space. Rent expense for the years ended December 31, 2000, 1999, 1998 and for the cumulative period from May 5, 1995 (date of inception) to December 31, 2000, was $1,051,114, $616,715, $173,038, and $2,013,772 respectively.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The future annual minimum lease payments and sublease income under the leases at December 31, 2000 are as follows:

                                                 OPERATING     OPERATING
                                                   LEASE       SUBLEASE
           YEAR ENDING DECEMBER 31,             COMMITMENTS     INCOME
           ------------------------             -----------    ---------
2001..........................................  $ 1,089,462    $(378,651)
2002..........................................    1,127,598           --
2003..........................................    1,167,066           --
2004..........................................    1,207,908           --
2005..........................................    1,250,184           --
2006 and thereafter...........................    4,724,244           --
                                                -----------    ---------
          Total minimum lease payments and
            sublease income...................  $10,566,462    $(378,651)
                                                ===========    =========

  Legal Matters

     During 2000 ACLARA received correspondence from an attorney representing certain minority shareholders of 2C Optics (ACLARA'S former parent company), alleging violations of corporate and securities laws by ACLARA and one or more of its directors, in connection with a repurchase of ACLARA's Series A preferred stock from 2C Optics in March 1999. The attorney threatened litigation to force ACLARA to sell to his clients shares of ACLARA stock, at $0.60 per share (the price at which they were re-purchased), equal to each clients' pro rated portion of the shares repurchased. ACLARA signed a settlement agreement with 2C Optics (now named Rodenstock, N.A.) on August 17, 2000, pursuant to which Rodenstock has agreed to drop all its claims against ACLARA in exchange for receipt of two payments totaling $1.75 million. The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock's outstanding shares entitled to vote on the matter. The entire $1.75 million litigation settlement has been recorded in the 2000 financial statements as an operating expense. At December 31, 2000, $1.25 million of the settlement was held in escrow and remained outstanding. The escrow balance has been recorded as restricted cash at December 31, 2000. The escrow balance will be discharged in August 2001.

     On January 4, 2001, ACLARA reached an agreement with Caliper Technologies Corporation to settle all three lawsuits which were pending between the two companies. The three lawsuits included in the settlement were: 1) the lawsuit filed by Caliper in the Superior Court for the State of California, Santa Clara County, on March 22, 1999 against ACLARA, alleging dual representation by Dr. Bertram Rowland of both ACLARA and Caliper in December of 1995 and early 1996. Dr. Rowland represented ACLARA as an outside patent lawyer from late 1994 through late 1996. Unbeknownst to ACLARA, in December of 1995 and early 1996, Dr. Rowland performed legal services for Caliper. Subsequent to this, Dr. Rowland became ACLARA's general counsel. In this trial, Caliper argued that Dr. Rowland misused Caliper trade secrets, and that ACLARA was liable for Dr. Rowland's actions, 2) the lawsuit filed by ACLARA in the Federal District Court for the Northern District of California, on April 26, 1999 against Caliper alleging infringement of the '015 patent, which concerns methods and devices for moving molecules by the application of electrical fields, and 3) the lawsuit filed in the United States District Court for the Northern District of California, in January 2000, by Caliper against ACLARA , alleging infringement of four patents (the Ramsey patent family) that they claim to have licensed exclusively and amended on March 10, 2000 to include a fifth patent.

     The settlement is comprised of four principal elements: dismissals of all claims in each of the three lawsuits; cross-licenses of the '022 and Ramsey patent families; a stock payment from ACLARA to

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Caliper with a guaranteed liquidation value after 18 months; and a private dispute resolution process for any potential future disputes.

     Both ACLARA and Caliper are dismissing their complaints of patent infringement against each other. In addition, Caliper is dismissing all of its claims against ACLARA in the state trade secret action. Caliper is granting ACLARA a royalty-bearing license under the Ramsey patent family, and ACLARA is granting Caliper a paid-up license under the '022 patent family, which includes the '015 patent. ACLARA's license to the Ramsey patent family will apply to plastic chips, while Caliper's license to the '022 patent family will apply to glass chips.

     As part of the settlement, ACLARA will issue to Caliper 900,000 shares of common stock in ACLARA with a guaranteed liquidation price of $36.11 per share, for an aggregate value of $32.5 million, after 18 months. If ACLARA's stock does not reach the $36.11 per share price target in 18 months, ACLARA will make a cash payment to Caliper equal to the difference between $36.11 per share and the prevailing market price. Caliper must hold the shares for at least 18 months, but no longer than 24 months, in order to receive the guaranteed liquidation price. The disbursement by Caliper of the ACLARA shares will be handled exclusively by ACLARA underwriter DB Alex Brown.

     A litigation settlement charge of $32.5 million was recorded in the fourth quarter of fiscal 2000 relating to this settlement. The charge represents the fair value of ACLARA's obligation at December 31, 2000 under the terms of the settlement. ACLARA has accounted for the legal settlement in accordance with the provisions of EITF No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and its related interpretations. Accordingly, future movements in the fair value of ACLARA's obligation to repurchase the stock or pay the difference between $36.11 and the prevailing market price will be recorded in earnings.

 8. RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSE AGREEMENTS

     ACLARA has entered into several research and development collaborations. Research payments are received based on services performed and completion of milestones specified in the contracts or grants.

     In March 1998, ACLARA entered into an amended and restated agreement with the R.W. Johnson Pharmaceutical Research Institute, a Division of Ortho Pharmaceutical Corporation ("PRI") and the Johnson and Johnson Development Corporation ("J&J") to develop a prototype microfluidic system having a higher throughput than the prototype developed under the initial agreement. Under these agreements, PRI provided ACLARA with $900,000 and $1,100,000 in 1998 and 1997, respectively. In addition, J&J made an aggregate $2,500,000 equity investment in ACLARA.

     In April 1998, ACLARA and Applied Biosystems, formerly known as PE Biosystems, entered into a collaboration agreement under which ACLARA will jointly develop and, sell to Applied Biosystems units of microfluidic electrophoresis devices under a transfer price to be determined by a joint committee. In the event that ACLARA is unable or unwilling to supply microfluidic devices, ACLARA will receive a royalty on net sales by Applied Biosystems of the microfluidic electrophoresis devices. As of December 31, 2000 ACLARA has not received any revenue, related to this agreement, from Applied Biosystems.

     In March 1999, ACLARA entered into an agreement with PRI and Applied Biosystems, with an effective date of October 1998, which superseded ACLARA's previous agreements with PRI. Under this agreement, ACLARA and Applied Biosystems agreed to develop and provide to PRI advanced prototype microfluidic systems for pharmaceutical drug screenings. Under a side agreement between ACLARA and Applied Biosystems, any royalty received from PRI for manufacturing or selling of microfluidic electrophoresis devices will be split between Applied Biosystems and ACLARA. PRI has

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the right to terminate this agreement on not less than 45 days prior written notice to Applied Biosystems and ACLARA if any milestone is not achieved prior to the end of the 90 day period following the originally scheduled date for the achievement of a milestone.

     In March 1999, ACLARA and Applied Biosystems, entered into a product development collaboration in the field of high throughput screening. The agreement covers a collaboration on technological feasibility studies and on future commercialization of products jointly developed, including manufacturing, marketing, sales and support programs for such collaboration product. The collaboration product will be exclusively marketed, sold and supported by Applied Biosystems, who will be responsible for all expenses for marketing, sales and support of such product. As part of this collaboration, ACLARA will sell to Applied Biosystems microfluidic electrophoresis devices. Upon expiration of an exclusive period, ACLARA will have three months to evaluate any written development proposal from Applied Biosystems; in the event that ACLARA elects not to pursue a new development agreement, fails to notify Applied Biosystems of its election to develop and supply such microfluidic electrophoresis devices within the three month period, the development or manufacture of such devices may be performed by Applied Biosystems pursuant to a non-exclusive license. If, after a first commercial sale of a microfluidic device, the net sales do not meet or exceed a specified minimum value, ACLARA's obligation to exclusively supply that particular device will immediately terminate, but Applied Biosystems' obligation to exclusively purchase such device will remain in effect. During the year ended December 31, 2000, ACLARA has not received any payment and had not recognized any revenue under this agreement.

     In October 1999, ACLARA and Cellomics, Inc. ("Cellomics") entered into a three year collaboration for an exclusive alliance to develop, manufacture and market a chip-based screening system for cell analysis. Under this collaboration, Cellomics agreed to provide funding to support ACLARA's research for the first year of the program. During the development and commercialization phase, the money obtained from third parties shall be divided between Cellomics and ACLARA to ensure that each party's expenditure of its own money on a jointly approved plan is minimized. No later than the end of the second year of collaboration, ACLARA will receive from Cellomics the reasonable cost of manufacturing the microfluidic plates jointly developed and a reasonable profit margin for items manufactured and supplied by ACLARA. The division of any remaining income will be determined by the financial contribution of each party, net of reimbursed portions, the novelty of their contributions, the value of the intellectual property that protects components of the screening systems, the competitive advantages provided by the contributions of the two parties, their respective responsibilities in manufacturing, marketing and supporting other on-going expenditures and other risks. The exact mechanism for the division of any remaining income will be defined as the collaboration proceeds toward commercialization.

     In February 2000, ACLARA entered into a collaboration agreement with Packard BioScience Company for the commercialization of ACLARA's Arteas LabCard chips. Under the agreement, ACLARA will work together with Packard BioScience to optimize the performance of Arteas LabCard chips in combination with automation and detection equipment and with reagents manufactured by Packard BioScience. Packard BioScience has non-exclusive rights to market and distribute the Arteas LabCard chips. ACLARA will be the exclusive supplier of Arteas LabCard chips to Packard BioScience, and will share in the net revenue from Packard BioScience's sales of Arteas LabCard chips and any instruments made specifically by Packard BioScience to be used with Arteas LabCard chips. The agreement may be terminated by either party, in its sole discretion and subject to penalties, upon 90 days prior written notice. Unless terminated earlier, the agreement will remain in effect until the expiration of the last patent subject to the agreement. During the year ended December 31, 2000, ACLARA has not received any payment and has not recognized any revenue under this agreement.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 9. CAPITAL LEASES AND LOANS PAYABLE

     In November 1995 and January 1997, ACLARA entered into capital lease agreements which provide for up to $1,450,000 of equipment financing through November 2001 and bear interest between 6.64% - 11.32% per year. Eligible equipment includes various computer equipment, office furniture and equipment, and machinery and equipment. Upon the termination of the lease agreements, ACLARA is required to renew the lease agreements or purchase the leased equipment at the then existing fair market value but not less than 10% or more than 25% of the original purchase price. ACLARA paid off all the capital lease obligations in September 2000 and incurred an extraordinary loss on the early retirement of debt of approximately $327,000.

     In March 1999, ACLARA entered into a loan agreement with its landlord to borrow $663,150 for leasehold improvements at an interest rate of 8.5% per annum. In December 1999 ACLARA borrowed the proceeds, $663,150, under a ten year promissory note with interest calculated on the basis of a 30 day month. The loan matures on July 1, 2009. At December 31, 2000 $612,831 is outstanding.

     In May 1999, ACLARA entered into a loan agreement with a financial institution to obtain borrowings of up to $5,000,000 in the aggregate, of which no more than $3,000,000 can be used for leasehold improvements and $2,000,000 can be used for the purchase of equipment. In the year ended December 31, 1999, ACLARA received $721,546 to purchase equipment and $2,959,246 for leasehold improvements. The loans bear interest of 13.4% to 13.6% and are repaid in 42 to 48 monthly installments. In conjunction with this loan agreement, ACLARA issued a warrant to purchase 138,890 shares of common stock at an exercise price of $1.80 per share. The warrant has a ten year term ending in May 2009. The value of the warrant was calculated using the Black-Scholes pricing model and has been charged to additional paid in capital and amortized to interest expense over the life of the loan. ACLARA paid off all the loans with the financial institution in September, 2000 and incurred an extraordinary loss on the early retirement of debt of approximately $776,000.

     At December 31, 2000 aggregate amounts outstanding were as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Notes payable in monthly installments at 8.5% interest
  maturing in December, 2009................................    $612,831
Less: Current portion.......................................      50,644
                                                                --------
                                                                $562,187
                                                                ========

     Maturities of long term debt were as follows:

Year Ending December 31,
2001........................................................    $ 50,644
2002........................................................      55,151
2003........................................................      60,037
2004........................................................      65,349
2005 and thereafter.........................................     381,650
                                                                --------
                                                                $612,831
                                                                ========

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10. STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock

     ACLARA's Certificate of Incorporation, as amended, authorizes ACLARA to issue 150,000,000 shares of $0.001 par value common stock. A portion of the shares sold are subject to a right of repurchase by ACLARA over the vesting period, which is generally over a four year period. At December 31, 2000 and 1999, 391,613 and 51,387 shares of common stock were subject to repurchase, respectively.

  Mandatorily Redeemable Convertible Preferred Stock

     Upon the closing of ACLARA's initial public offering in March 2000, each of the outstanding 20,922,289 shares of mandatorily redeemable convertible preferred stock was automatically converted into one share of common stock.

  Deemed Dividends

     In December 1999, ACLARA issued 1,241,723 of Series H mandatorily redeemable convertible preferred stock at $4.03 per share for proceeds of $5,000,000. The issuance resulted in a beneficial conversion feature of $5,000,000, calculated in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature is reflected as a preferred dividend in the Statement of Operations for 1999.

  Warrants

     In December 1996, ACLARA issued warrants to purchase 135,000 shares of common stock at a price of $1.33 per share to the lessor of ACLARA's Hayward facility. The warrants will expire upon the earliest of December 6, 2003 or the closing of an acquisition of ACLARA.

     In May 1999, in conjunction with a loan agreement with a financial institution, ACLARA issued warrants to purchase 138,890 shares of common stock at an exercise price of $1.80 per share. The warrants have a ten year term ending in May 2009.

     The value of the warrants was calculated using the Black-Scholes pricing model and has been charged to additional paid in capital and amortized to interest expense or rent expense as appropriate over the life of the notes or lease term. An amount of $314,228, representing the unamortized value of the warrants issued in connection with debt was fully expensed to the statement of operations during the year ended December 31, 2000 when the related loan was paid off.

  Stock Option Plans

     As of December 31, 2000, the Board of Directors has reserved 6,416,504 shares of common stock under its 1995 and 1997 Stock Plans (the "Plans") for issuance to employees, directors and consultants of ACLARA.

     Employees can exercise options through the use of a note payable to ACLARA. These notes are full recourse and have no specific terms attached. The shares purchased are held in escrow by ACLARA until the note has been fully repaid. Interest is charged on the note at federal rates. At December 31, 2000, the outstanding balance of notes receivable and accrued interest was $542,348.

     Options granted under the Plans may be incentive stock options or nonstatutory stock options. Stock purchase rights may also be granted under the Plans. The Board of Directors determines the period over which options become exercisable, but they generally vest at a rate of 25% after completing one year of service and an additional 1/48 of such shares become exercisable each month thereafter. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ACLARA's common stock on the grant date as determined by ACLARA's Board of Directors. The exercise price of nonstatutory stock options shall be no less than par value of ACLARA's common stock. The term of the options is no longer than five years for incentive options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

     Activity under the Plans is as follows:

                                                     OUTSTANDING OPTIONS
                                      --------------------------------------------------
                                      SHARES AVAILABLE      NUMBER      WEIGHTED AVERAGE
                                         FOR GRANT        OF SHARES      EXERCISE PRICE
                                      ----------------    ----------    ----------------
Options reserved at Plan
  inception.........................      1,418,501               --
  Options granted...................     (1,252,418)       1,252,418         $ 0.04
                                         ----------       ----------
Balances, December 31, 1995.........        166,083        1,252,418           0.04
  Additional shares reserved........        525,000               --
  Options granted...................       (349,275)         349,275           0.04
  Options exercised.................             --         (586,901)          0.04
  Options canceled..................         75,000          (75,000)          0.04
                                         ----------       ----------
Balances, December 31, 1996.........        416,808          939,792           0.04
  Additional shares reserved........        750,000               --
  Options granted...................       (588,019)         588,019           0.17
  Options exercised.................             --         (751,434)          0.05
  Options canceled..................        131,813         (131,813)          0.07
                                         ----------       ----------
Balances, December 31, 1997.........        710,602          644,564           0.14
  Additional shares reserved........      1,500,000               --
  Options granted...................     (1,358,127)       1,358,127           0.45
  Options exercised.................             --         (246,057)          0.16
  Options canceled..................        148,695         (148,695)          0.32
                                         ----------       ----------         ------
Balances, December 31, 1998.........      1,001,170        1,607,939           0.38
  Additional shares reserved........        820,503               --
  Options granted...................     (1,554,126)       1,554,126           0.48
  Options exercised.................             --         (109,554)          0.22
  Options cancelled.................        161,447         (161,447)          0.33
                                         ----------       ----------
Balances, December 31, 1999.........        428,994        2,891,064           0.44
  Additional shares reserved........      1,402,500               --
  Options granted...................     (1,438,320)       1,438,320          12.48
  Options exercised.................             --       (1,676,796)          0.43
  Options cancelled.................        374,962         (374,962)          3.31
                                         ----------       ----------
Balances, December 31, 2000.........        768,136        2,277,626         $ 7.58
                                         ==========       ==========

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

                    OPTIONS OUTSTANDING              OPTIONS CURRENTLY
           -------------------------------------        EXERCISABLE
                           WEIGHTED                ----------------------
                           AVERAGE      WEIGHTED                 WEIGHTED
                          REMAINING     AVERAGE                  AVERAGE
EXERCISE     NUMBER      CONTRACTUAL    EXERCISE     OPTIONS     EXERCISE
 PRICES    OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
- --------   -----------   ------------   --------   -----------   --------
 $ 0.04        53,763        4.81        $ 0.04       53,763      $0.04
 $ 0.09        13,251        6.02        $ 0.09       13,251      $0.09
 $ 0.11        29,003        6.63        $ 0.11       16,144      $0.11
 $ 0.40       338,239        7.89        $ 0.40      131,677      $0.40
 $ 0.63       450,570        8.75        $ 0.63       94,261      $0.63
 $ 3.33       478,250        9.04        $ 3.33       11,227      $3.33
 $ 4.33        19,200        9.11        $ 4.33           --         --J
 $ 9.81       150,000        9.91        $ 9.81           --         --J
 $10.00       139,000        9.20        $10.00           --         --J
 $11.81       233,600        9.93        $11.81           --         --J
 $18.50       199,750        9.76        $18.50           --         --J
 $28.00        61,750        9.41        $28.00           --         --J
 $38.81       111,250        9.57        $38.81           --         --J
            ---------        ----                    -------      -----
            2,277,626        8.47                    320,323      $0.48
            =========        ====                    =======      =====

     As of December 31, 2000 and 1999, options to purchase 320,323 and 1,610,748 shares of common stock were exercisable under the Plans, respectively.

  Employee Stock Purchase Plan

     ACLARA adopted an Employee Stock Purchase Plan ("Purchase Plan") in February of 2000. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of ACLARA's common stock under the Purchase Plan. The Purchase Plan contains successive six-month offering periods and the price of stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the stock either at the beginning of the period or at the end of the period. ACLARA has reserved 450,000 shares of common stock under the Purchase Plan. Purchases under the Purchase Plan in fiscal 2000 were 25,453 shares of common stock at an average price of $15.19 per share. Shares available for future purchase under the Purchase Plan are 424,547 at December 31, 2000. The Purchase Plan will terminate in May 2010.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Deferred Stock Compensation

     ACLARA has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each option grant to employees is estimated on the date of grant using the minimum value or Black Scholes method with the following weighted average assumptions:

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                     --------------------
                                                     2000    1999    1998
                                                     ----    ----    ----
Expected dividend yield............................    --     --      --
Risk-free interest rate............................  6.08%   5.3%    5.5%
Expected life (in years)...........................   5.0    5.0     5.0
Expected stock price volatility....................   100%    --      --

     The expected life is based on the assumption that stock options on average are exercised one year after they are fully vested. The risk free interest rate was calculated in accordance with the grant date and expected life calculated. The expected stock price volatility is based upon the expected volatility of ACLARA's stock over the life of the option.

     The weighted average estimated fair value of employee stock options granted during 2000, 1999, and 1998 were $12.90, $4.69, and $1.31, respectively.

     Had compensation cost for the option plans been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA's net loss would be as follows:

                                                YEARS ENDED DECEMBER 31,
                                       -------------------------------------------
                                           2000            1999           1998
                                       ------------    ------------    -----------
Net loss attributable to common
  stockholders:
  As reported........................  $(59,209,437)   $(18,445,678)   $(6,010,688)
  Pro forma..........................  $(64,623,970)    (19,199,370)    (6,278,709)
                                       ============    ============    ===========
Basic and diluted net loss per common
  share:
  As reported........................  $      (2.20)   $     (11.85)   $     (5.03)
                                       ============    ============    ===========
  Pro forma..........................  $      (2.40)   $     (12.34)   $     (5.25)
                                       ============    ============    ===========

     During 1999 and 2000, ACLARA issued stock options to certain employees under the Plans with exercise prices below the deemed fair value of ACLARA's common stock at the date of grant. In accordance with the requirements of APB 25, ACLARA has recorded deferred stock compensation for the difference between the exercise price of the stock options and the deemed fair value of ACLARA's common stock at the date of grant. This deferred stock compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using the straight line method. During the years ended December 31, 2000 and 1999, ACLARA has recorded deferred stock compensation related to stock options granted to employees and non-employees of $7,460,309 and $6,102,291 of which $7,623,413 and $979,332 has been amortized to expense during 2000 and 1999, respectively.

11. EMPLOYEE BENEFIT PLAN

     ACLARA established a 401(k) Plan (the "Plan") to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the Plan up to 20% of their compensation, limited by certain Internal Revenue Service restrictions. ACLARA's matching contribu-

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

tion is discretionary as determined by the Board of Directors. ACLARA has not contributed to the Plan since its inception.

12. RELATED PARTY TRANSACTIONS

     In February 1997, ACLARA entered into a research collaboration (extended in March 1998) with the R.W. Johnson Pharmaceutical Research Institute, which previously owned shares of Series D, Series E and Series F mandatorily redeemable convertible preferred stock which were subsequently converted to common stock during ACLARA's initial public offering in 2000.

     During 1999, ACLARA entered into a research collaboration with the R.W. Johnson Pharmaceutical Research Institute and Applied Biosystems formerly known as PE Biosystems, whose parent Applera Corporation previously owned shares of Series E and Series G mandatorily redeemable convertible preferred stock which were subsequently converted to common stock during ACLARA's initial public offering.

     Revenue from the above collaborations totaled $1,320,000, $1,660,000, and $600,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     During 2000, ACLARA issued promissory notes to three officers and three directors totaling $612,539 for the exercise of certain stock options. These notes bear interest between 4.6% and 5.8% per annum with the principal and accrued interest being repayable between two and three years from the date of issuance. These are full recourse notes, secured by a pledge of ACLARA's common stock.

     In July 2000 ACLARA issued a loan of $41,058 to an officer. The amount outstanding at December 31, 2000 is $41,058. The loan bears interest at a rate of 6.6% with a term of approximately two years from the date of issuance. The loan is secured by a pledge of ACLARA's common stock.

13. INCOME TAXES

     The net deferred tax assets are comprised of the following:

                                                     DECEMBER 31,
                                              ---------------------------
                                                 2000            1999
                                              -----------    ------------
Net operating loss carried-forward..........  $12,483,000    $  6,000,000
Tax credit carried-forward..................    1,702,000         873,000
Accrued litigation costs....................   13,444,000              --
Other.......................................      440,000           8,000
                                              -----------    ------------
                                               28,069,000       6,881,000
Less: valuation allowance...................  (28,069,000)     (6,881,000)
                                              -----------    ------------
Net deferred tax assets.....................  $        --    $         --
                                              ===========    ============

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The reconciliation of the statutory federal income tax rate to ACLARA's effective tax rate is as follows:

                                                          DECEMBER 31,
                                                        ----------------
                                                         2000      1999
                                                        ------    ------
Tax at federal statutory rate.........................  (34.00)%  (34.00)%
State tax, net of federal benefit.....................   (4.90)%   (3.93)%
Stock-based compensation..............................    3.81%     3.75%
Change in valuation allowance.........................   35.78%    37.50%
Research credits......................................   (0.78)%   (2.41)%
Other.................................................    0.09%    (0.91)%
                                                        ------    ------
Provision for taxes...................................      --%       --%
                                                        ======    ======

     Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, ACLARA has provided a full valuation allowance against its net deferred tax assets at December 31, 2000.

     At December 31, 2000, ACLARA had federal and state net operating loss carryforwards of approximately $33,500,000 and $18,400,000, respectively. If not utilized, the federal loss carryforwards begin to expire in the year 2010, and the state loss carryforwards begin to expire in the year 2003.

     ACLARA has research credit carryforwards of $905,000 and $797,000 for federal and state income tax purposes respectively. The federal tax credits expire between 2010 and 2020 if not utilized.

     The Internal Revenue Code limits the use of net operating loss and tax credits carry forwards in certain situations where changes occur in the stock ownership of a company. If ACLARA should have an ownership change, as defined by tax law, utilization of the carryforwards could be restricted.

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14. EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

     During the year ended December 31, 2000, ACLARA recorded an extraordinary loss of approximately $1,103,000 related to the early retirement of debt.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST    SECOND     THIRD      FOURTH
                                             QUARTER   QUARTER   QUARTER    QUARTER
                                             -------   -------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenue....................................  $   840   $   950   $    946   $    733
Loss from operations.......................   (5,789)   (8,323)   (11,828)   (42,168)
Net loss before extraordinary loss.........   (5,917)   (4,866)    (8,471)   (38,852)
Extraordinary loss on early retirement of
  debt basic and diluted...................       --        --     (1,103)        --
Net loss...................................   (5,917)   (4,866)    (9,574)   (38,852)
Net loss per common share before
  extraordinary loss, basic and diluted....  $ (0.94)  $ (0.15)  $  (0.25)  $  (1.15)
Extraordinary loss per share on early
  retirement of debt, basic and diluted....  $    --   $    --   $  (0.03)  $     --
Net loss per common share, basic and
  diluted..................................  $ (0.94)  $ (0.15)  $  (0.28)  $  (1.15)
                                             =======   =======   ========   ========
1999
Revenue....................................  $   372   $   774   $    935   $    855
Loss from operations.......................   (1,873)   (1,417)    (1,974)    (3,053)
Net loss...................................   (1,898)   (1,311)    (1,939)    (3,009)
Net loss per common share, basic and
  diluted..................................  $ (1.28)  $ (0.87)  $  (1.25)  $  (0.14)
                                             =======   =======   ========   ========

16. SUBSEQUENT EVENTS

     On January 4, 2001, ACLARA reached an agreement with Caliper Technologies Corporation to settle all three lawsuits which were pending between the two companies. See footnote 7.

  Preferred Share Purchase Rights

     On March 16, 2001, ACLARA adopted a Stockholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, ACLARA's Board declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of ACLARA's common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. If ACLARA is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50. ACLARA's Board will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The dividend distribution to establish the new Rights Plan will be payable to stockholders of record on April 6, 2001. The Rights Plan will expire in 2011.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Amended and Restated Certificate of Incorporation of ACLARA
              BioSciences, Inc. (Previously filed as Exhibit 3.3 to our
              Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-95107 (our "Form
              S-1").)
     3.2      Certificate of Amendment to Amended and Restated Certificate
              of Incorporation of ACLARA BioSciences, Inc. (Previously
              filed as Exhibit 3.6 to our Form S-1.)
     3.3      Amended and Restated Bylaws of ACLARA BioSciences, Inc.
              (Previously filed as Exhibit 3.4 to our Form S-1.)
    10.1      Form of Indemnification Agreement between ACLARA and each of our directors and officers (Previously filed as Exhibit 10.1 to our Form S-1.)
    10.2      1995 Stock Option Plan (Previously filed as Exhibit 10.2 to our Form S-1.)
    10.3      Amended and Restated ACLARA BioSciences, Inc. 1997 Stock
              Plan (Previously filed as Exhibit 10.3 to our Form S-1.)
    10.4      Amended and Restated Investors' Rights Agreement, dated as of December 30, 1999 (Previously filed as Exhibit 10.4 to
              our Form S-1.)
    10.5      Change of Control Agreement by and between Joseph M. Limber and ACLARA BioSciences, Inc., effective as of January 19,
              2000 (Previously filed as Exhibit 10.5 to our Form S-1.)
    10.6      Change of Control Agreement by and between Herbert H. Hooper and ACLARA BioSciences, Inc., effective as of January 19,
              2000 (Previously filed as Exhibit 10.6 to our Form S-1.)
    10.7      Change of Control Agreement by and between Wendy R.
              Hitchcock and ACLARA BioSciences, Inc., effective as of
              January 19, 2000 (Previously filed as Exhibit 10.7 to our
              Form S-1.)
    10.8      Lease Agreement between ACLARA BioSciences, Inc. and The
              Pear Avenue Group, dated March 1, 1999 (Previously filed as
              Exhibit 10.8 to our Form S-1.)
    10.9      Master Equipment Lease between Phoenix Leasing and Soane
              BioSciences, Inc., dated as of November 15, 1995 (Previously filed as Exhibit 10.9 to our Form S-1.)
    10.10     Agreement for an Exclusive Alliance to Develop, Manufacture
              and Market a Chip-Based Screening System for Cell Analysis
              between Cellomics, Inc. and ACLARA BioSciences, Inc, dated as of October 26, 1999 (Previously filed as Exhibit 10.10 to our Form S-1. Confidential treatment has been granted for
              portions of this agreement.)
    10.11     Collaboration Agreement between ACLARA BioSciences, Inc. and
              The Perkin-Elmer Corporation, dated as of March 19, 1999
              (Previously filed as Exhibit 10.11 to our Form S-1.
              Confidential treatment has been granted for portions of this agreement.)
    10.12     Side Agreement between ACLARA BioSciences, Inc. and The
              Perkin-Elmer Corporation, dated as of March 19, 1999
              (Previously filed as Exhibit 10.12 to our Form S-1.
              Confidential treatment has been granted for portions of this agreement.)
    10.13     Custom Instrument Development and Commercialization
              Agreement between the The R.W. Johnson Pharmaceutical
              Research Initiative, The Perkin-Elmer Corporation and ACLARA
              BioSciences, Inc., signed in March 1999 (Previously filed as
              Exhibit 10.13 to our Form S-1. Confidential treatment has
              been granted for portions of this agreement.)
    10.14     Collaboration Agreement between Soane BioSciences, Inc. and
              The Perkin-Elmer Corporation, dated as of April 25, 1998
              (Previously filed as Exhibit 10.14 to our Form S-1.
              Confidential treatment has been granted for portions of this agreement.)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.15     Master Loan and Security Agreement by and between ACLARA
              BioSciences, Inc. and Transamerica Business Credit
              Corporation, dated as of May 27, 1999 (Previously filed as
              Exhibit 10.15 to our Form S-1.)
    10.16     ACLARA BioSciences, Inc. Employee Stock Purchase Plan
              (Previously filed as Exhibit 10.16 to our Form S-1.)
    10.17     Agreement between Packard BioScience Company and ACLARA
              BioSciences, dated as of February 21, 2000 (Previously filed as Exhibit 10.17 to our Form S-1.)
    10.18     Consulting Agreement with Dr. Eric Lander dated as of
              January 15, 2000 (Previously filed as Exhibit 10.18 to our
              Form S-1.)
    10.19     Consulting Agreement with Mr. Andre Marion dated as of
              January 19, 2000 (Previously filed as Exhibit 10.19 to our
              Form S-1.)
    23        Consent of PricewaterhouseCoopers LLP.
    24        Powers of Attorney (see signature page to this report).