Form 10-Q
period 2001-03-31
ACLARA BIOSCIENCES INC
filed 2001-05-15
CIK 1067588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________to________________

                         Commission File Number: 0-29975

                            ACLARA BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                        94-3222727
(State of incorporation)                    (IRS Employer Identification Number)

                                1288 PEAR AVENUE
                         MOUNTAIN VIEW, CALIFORNIA 94034
              (address of principal executive offices and zip code)

                                  650-210-1200
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

The number of shares outstanding of the registrant's common stock as of May 7, 2001, was 35,642,836.

                            ACLARA BIOSCIENCES, INC.

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
Part I                     Financial Information
         Item 1.           Financial Statements (Unaudited):

                           Condensed Balance Sheets as of March 31, 2001 and
                           December 31, 2000                                                     3

                           Condensed Statements of Operations for the Three Months
                           Ended March 31, 2001 and 2000 and for the Cumulative
                           Period From May 5, 1995 (Inception) to March 31, 2001                 4

                           Condensed Statements of Cash Flows for the Three Months
                           Ended March 31, 2001 and 2000 and for the Cumulative
                           Period from May 5, 1995 (Inception) to March 31, 2001                 5

                           Notes to Condensed Financial Statements                               6

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   8

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                          18

Part II:                   Other Information

         Item 1.           Legal Proceedings                                                    19

         Item 2.           Changes in Securities and Use of Proceeds.                           19

         Item 3.           Defaults upon Senior Securities                                     N/A

         Item 4.           Submission of Matters to a Vote of Security Holders                 N/A

         Item 5.           Other Information                                                   N/A

         Item 6.           Exhibits and Reports on Form 8-K.                                    20

Signatures                                                                                      20

Exhibit Index                                                                                   20

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ACLARA BIOSCIENCES, INC.
                      (A Company in the Development Stage)

                            CONDENSED BALANCE SHEETS
                      (in Thousands, Except Share Amounts)

=================================================================================================
                                                                      March 31,      December 31,
                                                                         2001            2000
-------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                           ASSETS:
Current assets:
    Cash and cash equivalents .................................       $ 151,777        $ 108,886
    Restricted cash ...........................................           1,250            1,250
    Short-term marketable investments .........................              --           83,726
    Accounts receivable .......................................           1,448            1,063
    Prepaid expenses and other current assets .................             971              893
    Inventories ...............................................              28               --
                                                                      ---------        ---------
Total current assets ..........................................         155,474          195,818
    Restricted cash ...........................................          34,625              500
    Property and equipment, net ...............................           6,998            6,521
    Other assets, net .........................................             156              169
                                                                      ---------        ---------
Total assets ..................................................       $ 197,253        $ 203,008
                                                                      =========        =========

           LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable ..........................................       $      40        $      41
    Accrued payroll and related expenses ......................             793              809
    Accrued expenses and other current liabilities ............           1,529            3,048
    Litigation settlement accrual, current ....................           1,250            1,250
    Current portion of loans payable ..........................              51               51
                                                                      ---------        ---------
      Total current liabilities ...............................           3,663            5,199
Loans payable, less current portion ...........................             549              562
Deferred rent .................................................             229              192
Litigation settlement .........................................          25,577           32,500
                                                                      ---------        ---------
      Total liabilities .......................................          30,018           38,453

Stockholders' equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding:
      35,573,073 shares at March 31, 2001 and 34,547,784 shares
      at December 31, 2000 ....................................              36               35
Additional paid-in capital ....................................         259,582          248,175
Deferred stock-based compensation .............................          (5,241)          (6,345)
Notes receivable for common stock .............................            (546)            (542)
Accumulated other comprehensive income ........................              --               13
Deficit accumulated during the development stage ..............         (86,596)         (76,781)
                                                                      ---------        ---------
Total stockholders' equity ....................................         167,235          164,555
                                                                      ---------        ---------
Total liabilities and stockholders' equity ....................       $ 197,253        $ 203,008
                                                                      =========        =========
=================================================================================================

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A Company in the Development Stage)

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                    Cumulative Period
                                                                     From May 5, 1995
                                              Three Months Ended       (Inception) to
                                                     March 31,            March 31
                                               2001         2000            2001
                                             ----------------------------------------
Revenues ...............................     $    934      $   840        $  13,057
                                             --------      -------        ---------
Costs and Operating Expenses:
    Research and development ...........        5,755        4,117           45,455
    Selling, general and administrative         2,879        2,512           26,335
    Litigation settlement ..............        4,777           --           39,027
                                             --------      -------        ---------
               Total operating expenses        13,411        6,629          110,817
                                             --------      -------        ---------
Loss from operations ...................      (12,477)      (5,789)         (97,760)
Interest income ........................        2,675           93           13,914
Interest expense .......................          (13)        (221)          (1,164)
                                             --------      -------        ---------
Net loss before extraordinary loss .....       (9,815)      (5,917)         (85,010)
Extraordinary loss on early retirement
   of debt .............................                                     (1,103)
Net loss ...............................     $ (9,815)     $(5,917)       $ (86,113)
                                             ========      =======        =========
Net loss per common share - basic and
   diluted .............................     $  (0.28)     $ (0.94)
                                             ========      =======
Shares used in net loss per common share
   calculation - basic and diluted .....       34,449        6,282
                                             ========      =======

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                            ACLARA BIOSCIENCES, INC.
                      (A Company in the Development Stage)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

=======================================================================================================================
                                                                     Three Months Ended         Cumulative Period From
                                                                          March 31,          May 5, 1995 (Inception) to
                                                                                                        March 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                    2001           2000                  2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................     $  (9,815)     $  (5,917)            $ (86,113)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization ........................           350            233                 2,666
      Amortization of discount on marketable investments ...          (287)            --                (2,354)
      Amortization of note and long-term debt discount .....            --             28                   597
      Amortization of deferred stock-based compensation ....           731          1,699                 9,620
      Preferred stock issued for interest expense ..........            --             --                   128
      Interest income from notes receivable from
      stockholders .........................................           (10)            --                   (39)
      Revaluation expense of put obligation ................         4,777             --                 4,777
      Changes in assets and liabilities:
         Accounts receivable ...............................          (385)           (11)               (1,449)
         Prepaid expenses and other current assets .........           (76)          (147)                 (944)
         Inventories .......................................           (28)            --                   (28)
         Accounts payable ..................................            (1)         1,140                    41
         Accrued payroll and related expenses ..............           (16)           174                   793
         Accrued expenses and other liabilities ............        (1,519)          (321)                1,529
         Litigation settlement accrual .....................            --             --                33,750
         Deferred rent .....................................            37             --                   229
                                                                 ---------      ---------             ---------
              Net cash used in operating activities ........        (6,242)        (3,122)              (36,797)
                                                                 ---------      ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment ......................          (814)          (423)               (8,014)
Sale of property and equipment .............................            --             --                     5
Restricted cash ............................................       (34,125)            --               (36,000)
Purchase and maturities of investments .....................        84,000       (202,466)                2,354
Change in other assets .....................................            --            (50)                  (97)
                                                                 ---------      ---------             ---------
              Net cash provided by (used in) investing
              activities ...................................        49,061       (202,939)              (41,752)
                                                                 ---------      ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations .........            --            (13)               (1,503)
Proceeds from issuance of loans payable ....................            --             --                 6,852
Repayment of loans payable .................................           (13)          (135)               (4,024)
Proceeds from issuance of preferred stock, net of issuance
costs ......................................................            --             --                29,889
Repurchase of Series A preferred stock and one share of
common stock ...............................................            --             --                (2,713)
Proceeds from initial public offering, net of issuance costs            --        201,919               201,003
Proceeds from notes receivable from stockholders ...........             4             --                   114
Proceeds from issuance of common stock .....................            81             --                   708
                                                                 ---------      ---------             ---------
Net cash provided by financing activities ..................            72        201,771               230,326
                                                                 ---------      ---------             ---------
Net increase (decrease) in cash and cash equivalents .......        42,891         (4,290)              151,777
                                                                 ---------      ---------             ---------
Cash and cash equivalents, beginning of period .............       108,886         10,250                    --
Cash and cash equivalents, end of period ...................     $ 151,777      $   5,960             $ 151,777
                                                                 ---------      ---------             ---------
=======================================================================================================================

                   The accompanying notes are an integral part
                     of these condensed financial statements

                            ACLARA BIOSCIENCES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the interim financial information for ACLARA BioSciences, Inc. ("ACLARA"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the presentation of complete financial statements. The preparation of interim financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

     This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission ("SEC") on April 2, 2001. Furthermore, interim results of operations are not necessarily indicative of the results that may be expected for the entire year or for other interim periods.

Cash Equivalents and Short-Term Marketable Investments

     ACLARA considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest receivable on cash equivalents are also considered to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Management has classified ACLARA's cash equivalents and marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

     ACLARA invests its cash and cash equivalents in U.S. government debt, corporate debt and money market funds of average maturities of less than twelve months and with strong credit ratings. Management believes that its investment guidelines minimize credit risk and maintain liquidity.

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

     A reconciliation of the shares used in the calculations is as follows (in thousands, except per share data):

                                                                 Three Months Ended
                                                                       March 31,
                                                                ---------------------
                                                                  2001         2000
                                                                --------      -------
Basic and diluted:
Net loss ............................................           $ (9,815)     $(5,917)
                                                                ========      =======
Weighted average shares of common stock
  outstanding........................................             34,805        6,742
Less:  weighted average shares subject to
       repurchase....................................               (356)        (460)
                                                                --------      -------
Weighted-average shares of common stock used in basic
  and diluted net loss per share calculations........             34,449        6,282
                                                                ========      =======

Net loss per common share - basic and diluted .......           $  (0.28)     $ (0.94)
                                                                ========      =======


The following outstanding options, warrants, and convertible preferred stock (on an as-converted basis), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

                                      Three Months Ended
                                           March 31,
                                   ------------------------
                                      2001          2000
                                   ---------     ----------
Options and warrants .........     2,545,313      3,318,613
Convertible preferred stock...            --     17,995,383

2. INVENTORIES

Inventories at March 31, 2001 consisted of raw materials and are stated at the lower of average cost and net realizable value.

3. RESTRICTED CASH

     Restricted cash at March 31, 2001 includes $1.25 million held in escrow related to a settlement of litigation, $500,000 held in the form of a certificate of deposit as collateral against operating lease payments and $34.125 million held in escrow as part of our settlement of litigation with Caliper Technologies Corp. Pursuant to the Caliper settlement agreement, ACLARA has provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA's performance. The banking institution which has issued the letter of credit, required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.125 million was recorded as restricted cash in our financial statements for the period ended March 31, 2001 and is invested in short-term US government debt and money market funds.

4. LITIGATION SETTLEMENT

     As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 and a put obligation of $20.8 million was recorded during the first quarter of 2001. Based on the change in ACLARA's stock price and in accordance with EITF No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 96-13") and its related interpretations, this put obligation was subsequently revalued at $25.6 million at March 31, 2001. As a result of this revaluation, a non-cash revaluation expense of $4.8 million was recorded in the Statement of Operations for the three months ended March 31, 2001. The put obligation will be revalued on a quarterly basis using a Black-Scholes pricing model with changes in valuation being recorded in the Statement of Operations. The value of the put obligation represents the fair value of ACLARA's obligation pursuant to EITF No. 96-13.

5. SUBSEQUENT EVENTS

     As previously disclosed, ACLARA reached a settlement agreement with Rodenstock North America ("Rodenstock") (formerly 2C Optics) in August 2000 relating to a dispute arising out of ACLARA's repurchase of its Series A Preferred Stock from Rodenstock in March 1999. Pursuant to the settlement agreement, which was approved by the board of directors of Rodenstock and a majority of Rodenstock's outstanding shares entitled to vote on the matter, Rodenstock agreed to release its claims against ACLARA in exchange for receipt of a payment. On April 27, 2001, S&A Biotech Investments, LLC, a stockholder of Rodenstock, filed a shareholder derivative litigation in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants and Rodenstock as a nominal defendant. S&A alleges breach of fiduciary duties by Rodenstock and the individual defendants, including Thomas Baruch, who is the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement between ACLARA and Rodenstock. S&A also states a claim against ACLARA for allegedly aiding and abetting the alleged breach of fiduciary duty by Rodenstock and Rodenstock's directors. Among other remedies, S&A seeks rescission of the settlement agreement and the repurchase. We believe we have meritorious defenses and intend to defend this action vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-Q and in conjunction with the Form 10-K for the year ended December 31, 2000. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including but not limited to, those factors discussed in "Additional Factors That Might Affect Future Results" set forth below.

OVERVIEW

     We are a developer of microfluidic lab-on-a-chip technology, having access to a wide range of technology and intellectual property required to broadly address the genomics and pharmaceutical drug screening markets. We are developing advanced tools for drug discovery and genomics using our proprietary microfluidic array technology and assay chemistries. By performing integrated sample processing and analysis on plastic microfluidic array LabCardTM chips, these tools would enable the rapid, parallel processing of large numbers of samples while requiring only minute volumes of expensive or rare reagents.

     We were formed by a spin-off transaction from Soane Technologies, Inc., which was incorporated in 1991. We were incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed our name in 1998 to ACLARA BioSciences, Inc. Since our inception, we have engaged primarily in organization and research and development efforts related to the application of microfluidics technology to genomics and pharmaceutical drug screening.

     Our collaborators include Applied Biosystems Group (formerly PE Biosystems), The R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson, Packard BioSciences Company, Asea Brown Boveri AG and Cellomics, Inc. We have government grants from the National Institute of Standards and Technology Advanced Technology Program (NIST ATP), and the Defense Advanced Research Projects Agency (DARPA).

     We have invested substantial amounts in establishing our microfluidics technologies. Since our inception we have incurred $45.5 million of expense on our research and development efforts. Over 80% of our 149 employees at April 30, 2001 were engaged in research and development activities.

     We have incurred significant losses since our inception. As of March 31, 2001, our accumulated deficit was $86.6 million and total stockholders' equity was $167.2 million. Operating expenses were $13.4 million and $6.6 million for the three months ended March 31, 2001 and 2000, respectively. Of the $6.8 million increase in operating expenses, $4.8 million related to a non-cash expense associated with the revaluation of a put obligation as part of a settlement of litigation. We expect to incur additional operating losses over at least the next twelve months as we continue to expand our research and development, product development efforts and infrastructure.

     Our sources of potential revenue for the next several years are likely to be from product revenue associated with the sale of LabCard products, receipts under existing and possible future collaborative arrangements, government research grants and collaborations, and royalties from our collaborators based on revenue received for the sale of equipment and reagents utilizing our technology. We introduced our ArteasTM microfluidic device to the marketplace in December 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Revenue. Our revenue for the three months ended March 31, 2001 and 2000 was $934,000 and $840,000, respectively. This reflects increases in product revenue for Arteas microfluidic devices, increases in milestone revenue from Asea Brown Boveri, increases in grant revenue from NIST ATP and DARPA. These increases were partially offset by decreases in collaboration revenue from Applied Biosystems Group and Cellomics.

     Research and Development. Research and development expenses for the three months ended March 31, 2001 and 2000 were $5.8 million and $4.1 million, respectively. This increase was due to increased staffing, project and personnel related costs. Stock-based compensation expense for the three months ended March 31, 2001 and 2000 was $540,000 and $1.5 million, respectively. We expect to continue to devote substantial resources to research and development, and we expect that these expenses will continue to increase on an absolute dollar basis.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were $2.9 million and $2.5 million, respectively. This increase was due to increased staffing and personnel related costs incurred to manage and support our growth. Stock-based compensation expense for the three months ended March 31, 2001 and 2000 was $190,000 and $240,000, respectively. We expect that our selling, general and administrative expenses will increase in absolute dollar amounts as we expand our human resources, corporate development and accounting staff, add infrastructure required to support sales to key accounts, and continue to incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

     Settlement of Litigation. On January 4, 2001, ACLARA reached an agreement with Caliper Technologies Corporation to settle all three lawsuits which were pending between the companies. As part of this litigation settlement, 900,000 shares of ACLARA common stock were issued to Caliper and a put obligation of $20.8 million was recorded during the three months ended March 31, 2001. Based on the change in ACLARA's stock price, this put obligation was subsequently revalued at $25.6 million. As a result of this revaluation, a non-cash revaluation expense of $4.8 million was recorded in the statement of operations during the three months ended March 31, 2001. The put obligation represents the fair value of ACLARA's obligation under the terms of the settlement and in accordance with EITF No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and its related interpretations.

     Net Interest Income (Expense). Net interest income represents income earned on our cash, cash equivalents, short term investments and restricted cash, and interest paid on bridge loans, capital leases and equipment loans. Net interest income was $2.7 million for the three months ended March 31, 2001. Net interest expense was $128,000 for the three months ended March 31, 2000. The change from 2000 to 2001 was primarily due to higher average cash, cash equivalents, and restricted cash balances from the proceeds of ACLARA's initial public offering in March 2000 as well as due to the pay-off of equipment loans and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock that raised $32.3 million, a loan from the landlord of our Mountain View facility for $663,000, and research and development funding from collaborators and government grants. As of March 31, 2001, we had $151.8 million in cash and cash equivalents and $35.9 million of restricted cash.

     Operating activities for the three months ended March 31, 2001 and 2000 used cash of $6.2 million and $3.1 million, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital.

     Investing activities for the three months ended March 31, 2001 provided cash of $49 million, primarily reflecting $84 million of matured investments being partially offset by the increase in restricted cash of $34.1 million. Investing activities for the three months ended March 31, 2000 used cash of $202 million, primarily reflecting the investment in short-term marketable investments of the net proceeds from ACLARA's initial public offering. Cash outflows for additions to property and equipment for the three months ended March 31, 2001 and 2000, were $814,000 and $423,000, respectively. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities for the three months ended March 31, 2001 and 2000 provided cash of $72,000 and $201.8 million, respectively. This decrease primarily reflects the initial public offering in March 2000 of 10,350,000 shares of common stock at an offering price of $21.00 per share.

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

     As part of our litigation settlement with Caliper Technologies Corp., we have agreed to provide a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution which issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.125 million was recorded as restricted cash in our financial statements at March 31, 2001.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

     The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained elsewhere in this Form 10-Q and in conjunction with the Form 10-K for the year ended December 31, 2000. Any of these risk factors could materially and adversely affect our business, financial condition, results of operations and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     Since we were founded in May 1995, we have engaged primarily in organizational, research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net loss for the three months ended March 31, 2001 was $9.8 million. Net losses for the years ended December 31, 2000, 1999 and 1998 were $59.2 million, $8.2 million, and $5.5 million, respectively. As of March 31, 2001, we had an accumulated deficit of $86.6 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, general and administration costs associated with our operations, and settlement of litigation expenses.

     We commercially launched our first LabCard product in the fourth quarter of 2000. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with our collaborative partners, to successfully design, develop, manufacture and commercialize our microfluidic systems in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements, technology access fees, interest on cash and investment balances, and government grants. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include, but are not limited to:

     o expiration or termination of contracts with collaborators or government research grants, which may not be renewed or replaced;

     o the timing and willingness of collaborators to commercialize our products;

     o general and industry-specific economic conditions, which may affect our customers' research and development expenditures and use of our products; and

     o a quarterly revaluation of a put obligation which is dependant, among other things, on the volatility and level of ACLARA's stock price.

     If there are revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short-term. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue.

     Due to fluctuations in our revenue and net income, we believe that period-to-period comparisons of results of historical operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In those cases, our stock price could fluctuate significantly or decline.

MOST OF OUR PRODUCTS ARE IN THE DEVELOPMENT STAGE AND MAY NOT SUCCESSFULLY BE BROUGHT TO COMMERCIALIZATION.

     Most of our products are not commercially available. We have limited experience developing, manufacturing, distributing or selling commercial systems using our microfluidics technology. We are developing products that are in many cases are part of complex systems that also have not been fully developed, tested, manufactured or commercially introduced by our major collaborative partners. We may not be able to perfect the design of our products due to the complexity of the systems they are part of and the demands of the scientific processes that they address. Even though we have designed products, we cannot assure you that we will be able to adapt the design to allow for large-scale manufacturing and commercialization. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the systems by those launch dates, or at all. If we are unable to design a sufficient number of commercially viable systems, either independently or with our collaborative partners, we may be unable to remain in business.

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR LABCARD CHIPS AND RELATED SYSTEMS. IF THEY DO NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WILL BE LIMITED AND OUR LOSSES WOULD INCREASE.

     Demand for our LabCard products is substantially dependent upon widespread market acceptance of systems utilizing our LabCard chips as tools for genomics and pharmaceutical drug screening. Because most of our LabCard chip products will be part of larger analytical systems marketed by our collaborative partners, our ability to sell LabCard chips in these cases depends on the adoption by researchers of entirely new analytical equipment. We cannot assure you that LabCard chips and related instrument systems using our technology will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including but not limited to:

     o our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost-effectiveness of our LabCard chips and systems, relative to products already available at the time these systems are introduced; and

     o the extent and success of our partners' efforts to market, sell and distribute the LabCard chips and systems.

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

     Because the majority of our products are components of larger systems, our success depends on our ability to establish relationships with collaborative partners to create products to address market needs. For example, our collaborative relationship with Applied Biosystems provides for the joint development of systems for genomics research and pharmaceutical drug screening. In this relationship, we provide LabCard chips as one component of systems used by researchers for genomics analysis and pharmaceutical drug screening applications. Our ability to expand the applications for our technology will largely depend on our ability to broaden our relationship with existing partners and identify and enter into similar relationships with new collaborative partners to address additional customer needs. If we are unable to broaden our existing collaborative relationships or enter into relationships with additional collaborative partners our business may suffer.

     Our ability to sell products will also depend on the ability of our collaborative partners to develop instrument systems that can utilize our LabCard chips. If the development efforts of our collaborative partners fail or are significantly delayed, our losses could increase. We cannot assure you that our collaborative partners will be able to develop products as planned.

     We also intend to rely upon our current and future collaborative partners to market, sell, distribute and promote our LabCard chips. If our collaborative partners do not perform these functions satisfactorily, our ability to market, sell and distribute our products could be severely limited.

     We generally do not have control over the resources or degree of effort that any of our existing collaborative partners may devote to our collaborations. If our collaborators breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in accordance with agreed upon schedules, our business would be harmed. In addition, our collaborative partners could cease operations, eliminate relevant product lines, or offer, design, manufacture or promote competing lines of products. Any of these occurrences could increase our losses.

WE RELY HEAVILY ON APPLIED BIOSYSTEMS TO DEVELOP, MANUFACTURE AND COMMERCIALIZE SYSTEMS TO BE USED IN CONNECTION WITH OUR LABCARD CHIPS AND TO COMMERCIALIZE MOST OF OUR LABCARD PRODUCTS. APPLIED BIOSYSTEMS' FAILURE TO DO SO SUCCESSFULLY COULD DELAY OR PREVENT THE COMMERCIALIZATION OF OUR PRODUCTS IN THE GENOMICS AND PHARMACEUTICAL DRUG SCREENING MARKETS, AND RESULT IN INCREASED LOSSES.

     As part of our business strategy, we are focusing on the development of our LabCard chips and related chemistries for genomics and pharmaceutical drug screening systems. In most cases we are relying on Applied Biosystems to manufacture and commercialize the systems, including commercializing our LabCard chips. We have collaboration agreements with Applied Biosystems to jointly develop microfluidic systems for genomics and pharmaceutical drug screening. In addition to developing or co-developing the instrumentation, software and reagents, Applied Biosystems will have the exclusive right to market and sell those products worldwide. We cannot assure you that Applied Biosystems will perform its obligations under the agreements, or that Applied Biosystems will successfully commercialize any products resulting from our joint efforts. Moreover, Applied Biosystems has the discretion, under certain circumstances, to elect not to proceed with the commercialization of products jointly developed under the agreement. Applied Biosystems' failure to perform under the agreement or to successfully commercialize our LabCard products and systems could delay or prevent the commercialization of our products and result in increased losses.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WOULD BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN THE MARKET. THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES.

     Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 165 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

     Our commercial success also depends in part on avoiding the infringement of other parties' patents or proprietary rights and the breach of any licenses that may relate to our technologies and products. We are aware of various third-party patents that may relate to our technology. We believe that we do not infringe these patents but cannot assure you that we will not be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into licensing arrangements with them. We cannot assure you that we could enter into the required licenses on commercially reasonably terms, if at all. The failure to obtain necessary licenses or to implement alternative approaches may prevent us from commercializing products under development and would impair our ability to be commercially competitive. We may also become subject to interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions.

     The defense and prosecution, if necessary, of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of non-issuance.

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

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. The nature of our products requires the use of sophisticated injection molding and other manufacturing processes that are not widely available. For this reason only a limited number of vendors currently have the expertise to manufacture our products. We have relationships with outside suppliers who are currently manufacturing limited quantities of our LabCard chips. We will need to enter into contractual relationships with these or other manufacturers for commercial scale production of LabCard chips and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of chips or on commercially reasonable terms. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of LabCard chips. Any significant delay or interruption could have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues.

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. We carry key person life insurance on only two of our senior management personnel. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. There is currently a shortage of skilled executives and intense competition for such personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain personnel with the advanced qualifications necessary for the development of our business. The inability to attract and retain the necessary scientific, technical and managerial personnel could have a material adverse effect upon our research and development activities, sales revenue, operating costs and future growth prospects.

WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

     We compete with companies that design, manufacture and market analytical instruments for genomics and pharmaceutical drug screening using technologies such as gel electrophoresis, capillary electrophoresis, microwell plates and robotic liquid handling systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures, for genomics and drug screening markets targeted by us, using methods such as hybridization chips and high density microwell plates. Furthermore, we are aware of other companies that are developing microfluidics technology, including Orchid BioSciences, Inc. and Caliper Technologies Corp. for potential use in certain of the markets that we are targeting. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies. Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions characterize the markets for our products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Many of these competitors have greater financial and personnel resources and more experience in research and development than we have. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies which are our potential customers or our strategic partners will not develop competing products.

WE MAY BE SUBJECT TO PRODUCT LIABILITY AND OTHER CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE, WHICH WOULD INCREASE OUR LOSSES IF SUCH CLAIMS OCCURRED.

     The commercial launch of our LabCard products could result in ACLARA being exposed to product liability claims. Any product liability claims arising in the future, regardless of their merit or eventual outcome, could increase our losses. We intend to secure product liability insurance coverage, but we cannot assure you that we will be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. In addition, potential product liability claims may exceed the amount of our insurance or may be excluded from coverage under the terms of the policy. Furthermore, we may be exposed to other types of legal claims.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED OR GENERATE THE CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, WHICH COULD HURT OUR ABILITY TO COMPETE OR ACHIEVE PROFITABILITY.

     It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to further commercialize our products. We believe that the proceeds from our initial public offering in March 2000 and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the end of 2002. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will continue to receive funding under existing collaborative arrangements or that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

     Our executive officers, directors and largest stockholders and their affiliates presently beneficially own or control a significant percentage of the outstanding shares of common stock. Accordingly, our current executive officers, directors and their affiliates, if acting together, could have the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership could also delay or prevent a change of control of our company at a premium price if these stockholders oppose it.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

     There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $4.31 and $66.00 per share. The trading price of our common stock may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including quarterly fluctuations in results of operations; ACLARA's ability to successfully commercialize products; technological innovations or the introduction of new commercial products by us or our competitors; developments concerning government regulations or proprietary rights which could affect the potential growth of our customers; the execution of new collaborative agreements and material changes in the relationships with business partners; market reaction to trends in revenues and expenses, especially research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions.

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

     Certain provisions of our certificate of incorporation, bylaws and Stockholder Rights Plan could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders.

     For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. In addition, on March 16, 2001, ACLARA adopted a Stockholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, ACLARA's Board declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of ACLARA's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50 in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. If ACLARA is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price.

     Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which may prohibit large stockholders from consummating a merger or combination with us.

     These provisions could also limit the price that investors might be willing to pay in the future for our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is currently confined to our cash and cash equivalents which have maturities of less than three months. We maintain an investment portfolio of US government debt, corporate debt and money market funds. The securities in our investment portfolio are not leveraged, and due to their short-term nature are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a significant negative impact on the realized value of our investment portfolio.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 5 to the condensed financial statements contained in Part I herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 12, 2001, pursuant to the Stock Issuance Agreement between ACLARA and Caliper Technologies Corp., in partial settlement of the litigation between ACLARA and Caliper and in full satisfaction of our obligation to pay Caliper an aggregate of $32.5 million under the settlement terms, we issued 900,000 shares of our common stock to Caliper. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act or Regulation D promulgated thereunder. Caliper represented that it was an "accredited investor" as defined in Regulation D and that it intended to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments representing such securities issued.

     A Registration Statement on Form S-1 (No. 333-95107) was declared effective by the SEC on March 20, 2000. We have continued to use the net proceeds of the offering to fund our ongoing research and development activities and for working capital and other general corporate purposes. As of March 31, 2001, we had applied the estimated aggregated net proceeds of $201 million from our initial public offering as follows:

Working capital and short-term investments........      $159.4 million
Restricted cash, non-current......................      $ 34.1 million
Capital expenditures..............................      $  3.2 million
Repayment of indebtedness.........................      $  4.3 million


     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed with or incorporated by reference as part of this Report.

(b) We filed a report on Form 8-K on March 23, 2001, reprinting under Item 5 the adoption of our Stockholder Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACLARA BIOSCIENCES, INC.

Date: May 14, 2001                     By:     /s/ JOSEPH M. LIMBER
                                           ----------------------------------
                                           Joseph M. Limber
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)

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

     3.3       Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Previously filed as Exhibit 3.4 to our Form S-1).)

   10.1+       Settlement Agreement and Mutual General Release between Caliper
               Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001

   10.2+       Cross-License Agreement between Caliper Technologies Corp. and
               ACLARA BioSciences, Inc., dated as of March 12, 2001

   10.3        Common Stock Issuance Agreement between ACLARA BioSciences, Inc. and
               Caliper Technologies Corp., dated as of March 21, 2001

-----------

+ Confidential treatment has been requested for portions of this agreement.