Form 10-Q
period 2001-06-30
ACLARA BIOSCIENCES INC
filed 2001-08-14
CIK 1067588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-29975

ACLARA BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3222727

(State of incorporation)	(IRS Employer Identification Number)

1288 PEAR AVENUE
MOUNTAIN VIEW, CALIFORNIA 94043
(address of principal executive offices and zip code)

650-210-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]      NO  [   ]

The number of shares outstanding of the registrant’s common stock as of August 8, 2001 was 35,732,188.

1

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
(in Thousands, Except Share Amounts)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$139,011	$108,886

Restricted cash	1,303	1,250

Short-term marketable investments	—	83,726

Accounts receivable	1,967	1,063

Prepaid expenses and other current assets	801	893

Inventories	22	—

Total current assets	143,104	195,818

Long-term marketable investments	8,000	—

Restricted cash	34,625	500

Property and equipment, net	7,227	6,521

Other assets, net	144	169

Total assets	$193,100	$203,008

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$30	$41

Accrued payroll and related expenses	890	809

Accrued expenses and other current liabilities	1,910	3,048

Litigation settlement accrual, current	1,303	1,250

Current portion of loans payable	53	51

Total current liabilities	4,186	5,199

Loans payable, less current portion	535	562

Deferred rent	266	192

Litigation settlement	23,188	32,500

Total liabilities	28,175	38,453

Contingencies (note 4)

Stockholders’ equity:

Common stock, $0.001 par value:

Authorized 150,000,000 shares; Issued and outstanding:

35,727,844 shares at June 30, 2001 and 34,547,784 shares at December 31, 2000	36	35

Additional paid-in capital	259,879	248,175

Deferred stock-based compensation	(4,621)	(6,345)

Notes receivable for common stock	(554)	(542)

Accumulated other comprehensive income	—	13

Deficit accumulated during development stage	(89,815)	(76,781)

Total stockholders’ equity	164,925	164,555

Total liabilities and stockholders’ equity	$193,100	$203,008

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)
CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					Cumulative
					Period from
	Three Months Ended		Six Months Ended		May 5, 1995
	June 30,		June 30,		(Inception) to
					June 30,
	2001	2000	2001	2000	2001

Revenues	$849	$950	$1,783	$1,790	$13,906

Costs and Operating expenses:

Research and development	5,921	5,611	11,676	9,728	51,376

Selling, general and administrative	2,537	3,662	5,416	6,174	28,872

Litigation settlement	(2,389)	—	2,388	—	36,638

Total operating expenses	6,069	9,273	19,480	15,902	116,886

Loss from operations	(5,220)	(8,323)	(17,697)	(14,112)	(102,980)

Interest income	2,014	3,630	4,689	3,723	15,928

Interest expense	(13)	(173)	(26)	(461)	(1,177)

Net loss before extraordinary loss	(3,219)	(4,866)	(13,034)	(10,850)	(88,229)

Extraordinary loss on early retirement of debt	—	—	—	—	(1,103)

Net loss	$(3,219)	$(4,866)	$(13,034)	$(10,850)	$(89,332)

Net loss per common share — basic and diluted	$(0.09)	$(0.15)	$(0.37)	$(0.32)

Shares used in net loss per common share calculation — basic and diluted	35,360	33,459	34,892	33,445

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

			Cumulative
			Period from
	Six Months Ended		May 5, 1995
	June 30,		(Inception) to
			June 30,
	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,034)	$(10,850)	$(89,332)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	742	428	3,027

Amortization of discount on marketable investments	(287)	—	(2,354)

Amortization of note and long-term debt discount	—	56	597

Amortization of deferred stock based compensation	1,353	3,655	10,242

Amortization of other assets	25	—	56

Preferred stock issued for interest expense	—	—	128

Interest income from notes receivable from stockholders	(16)	—	(45)

Revaluation of litigation settlement	2,388	—	2,388

Changes in assets and liabilities:

Accounts receivable	(904)	19	(1,967)

Prepaid expenses and other current assets	92	(761)	(775)

Inventories	(22)	—	(22)

Accounts payable	(12)	192	29

Accrued payroll and related expenses	81	519	889

Accrued expenses and other liabilities	(1,137)	1,250	1,911

Litigation settlement accrual	—	—	33,750

Deferred revenue	—	94	—

Deferred rent	75	—	267

Net cash used in operating activities	(10,656)	(5,398)	(41,211)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property and equipment	(1,460)	(688)	(8,660)

Sale of property and equipment	11	—	16

Investment in restricted cash	(34,125)	—	(36,000)

Purchase and maturities of investments	76,000	(44,255)	(5,646)

Change in other assets	—	(44)	(97)

Net cash provided by (used in) investing

activities	40,426	(44,987)	(50,387)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligations	(25)	(119)	(1,528)

Proceeds from issuance of notes payable to related parties	—	—	2,487

Proceeds from issuance of loans payable	—	—	4,365

Repayment of loans payable	—	(346)	(3,892)

Proceeds from issuance of preferred stock, net of issuance costs	—	—	29,889

Repayment of notes payable to related parties	—	—	(119)

			Cumulative
			Period from
	Six Months Ended		May 5, 1995
	June 30,		(Inception) to
			June 30,
	2001	2000	2001

Repurchase of Series A preferred stock and one share of common stock	—	—	(2,713)

Proceeds from initial public offering, net of issuance costs	—	200,488	201,003

Proceeds from notes receivable from stockholders	4	—	114

Proceeds from issuance of common stock	376	5	1,003

Net cash provided by financing activities	355	200,028	230,609

Net increase in cash and cash equivalents	30,125	149,643	139,011

Cash and cash equivalents, beginning of period	108,886	10,250	—

Cash and cash equivalents, end of period	$139,011	$159,893	$139,011

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the interim financial information for ACLARA BioSciences, Inc. (“ACLARA”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the presentation of complete financial statements. The preparation of interim financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

     This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2001 and May 15, 2001, respectively. Furthermore, interim results of operations are not necessarily indicative of the results that may be expected for the entire year or for other interim periods.

Revenue Recognition

     ACLARA recognizes revenue based on services performed pursuant to collaboration agreements and government grants, primarily in the period in which the costs are incurred.

     Non-refundable milestone fees are recognized as earned upon completion of specified milestones according to contract terms and in the absence of any on-going performance obligations. Any amounts received in advance of performance are recorded as deferred revenue.

     Product revenue is recognized when the product has been shipped, remaining obligations are insignificant and collection of any remaining related account receivable is probable. ACLARA does not offer warranties on its products.

Net Loss Per Share

     Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect, due to ACLARA’s net loss.

     A reconciliation of the shares used in the calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic and diluted:

Net loss	$(3,219)	$(4,866)	$(13,034)	$(10,850)

Weighted average shares of common stock outstanding	35,644	34,270	35,212	34,081

Less: weighted average shares subject to repurchase	(284)	(811)	(320)	(636)

Weighted-average shares of common stock used in basic and diluted net loss per share calculations	35,360	33,459	34,892	33,445

Net loss per common share — basic and diluted	$(0.09)	$(0.15)	$(0.37)	$(0.32)

     The following outstanding options and warrants were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Options and warrants	3,046	3,004	2,796	2,816

2. INVENTORIES

     Inventories at June 30, 2001 consisted of raw materials, packaging and finished goods, and are stated at the lower of average cost or net realizable value.

3. RESTRICTED CASH

     Restricted cash at June 30, 2001 includes $1.3 million held in escrow related to a settlement of litigation and includes accrued interest, $500,000 held in the form of a certificate of deposit as collateral against operating lease payments and $34.125 million held in escrow as part of our settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA has provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution which had issued the letter of credit, required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.125 million was recorded as restricted cash in our financial statements at June 30, 2001 and is invested in short-term US government debt and money market funds.

4. LITIGATION SETTLEMENT

     As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sells the shares between 18 and 24 months after the date of issuance. ACLARA valued the put obligation associated with these shares at $32.5 million at December 31, 2000. The put obligation was classified as a liability as ACLARA had posted collateral in the form of a letter of credit to Caliper in the amount of $32.5 million, as a guarantee of ACLARA’s performance under the terms of the litigation settlement.

     Based on the change in ACLARA’s stock price and in accordance with, EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued at $25.6 million and $23.2 million, at March 31, 2001 and June 30, 2001, respectively. As a result of these revaluations, a revaluation credit of $2.4 million and a revaluation expense of $2.4 million was recorded in the Statement of Operations for the three and six months ended June 30, 2001, respectively. The put obligation will be revalued on a quarterly basis using a Black-Scholes pricing model with changes in valuation being recorded in the Statement of Operations. The value of the put obligation represents the fair value of ACLARA’s obligation pursuant to EITF No. 96-13 and SFAS 133.

     As previously disclosed in ACLARA’s Form 10-K for the year ended December 31, 2000, ACLARA reached a settlement agreement with Rodenstock North America (“Rodenstock”) (formerly 2C Optics) in August 2000 relating to a dispute arising out of ACLARA’s repurchase of its Series A Preferred Stock from Rodenstock in March 1999. Pursuant to the settlement agreement, which was approved by the board of directors of Rodenstock and a majority of Rodenstock’s outstanding shares entitled to vote on the matter, Rodenstock agreed to release its claims against ACLARA in exchange for receipt of a payment. On April 27, 2001, S&A Biotech Investments, LLC, a stockholder of Rodenstock, filed a shareholder derivative litigation suit in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants and Rodenstock as a nominal defendant. S&A alleges breach of fiduciary duties by Rodenstock and the individual defendants, including Thomas Baruch, who is the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement between ACLARA and Rodenstock. S&A also states a claim against ACLARA for allegedly aiding and abetting the alleged breach of fiduciary duty by Rodenstock and Rodenstock’s directors. Among other remedies, S&A seeks rescission of the settlement agreement and the repurchase. We believe we have meritorious defenses and intend to defend this action vigorously. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements.

5. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, The Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS No. 142. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. ACLARA is required to adopt SFAS 142 in the first quarter of fiscal year 2002. ACLARA believes that the adoption of these standards will have no impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2000 and Form 10-Q for the three months ended March 31, 2001. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that we “believe”, “anticipate”, “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including but not limited to, those factors discussed in “Additional Factors That Might Affect Future Results” set forth below.

OVERVIEW

     We are a developer of microfluidic lab-on-a-chip technology, having access to a wide range of technology and intellectual property required to broadly address the gene expression, proteomics and pharmaceutical drug screening markets. We are developing advanced tools for drug discovery and genomics using our proprietary microfluidic array technology and assay chemistries. By performing integrated sample processing and analysis on plastic microfluidic array LabCardTM chips, these tools would enable the rapid, parallel processing of large numbers of samples while requiring only minute volumes of expensive or rare reagents.

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

     Our collaborators include Applied Biosystems Group (formerly PE Biosystems), The R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson, and Asea Brown Boveri. We have government grants from the Defense Advanced Research Projects Agency (“DARPA”).

     We have invested substantial amounts in establishing our microfluidics technologies. Since our inception we have incurred $51.4 million of expense on our research and development efforts. Over 80% of our 149 employees at July 31, 2001 were engaged in research and development activities.

     Our sources of potential revenue for the next several years are likely to be from product revenue, receipts under existing and possible future collaborative arrangements, existing government research grants and collaborations, and royalties from our collaborators based on revenue received for the sale of equipment and reagents utilizing our technology.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenue. Revenue for the three months ended June 30, 2001 and June 30, 2000 was $849,000 and $950,000, respectively. The difference primarily reflects decreases in collaboration revenue from Applied Biosystems Group and Cellomics, a decrease in grant revenue from the National Institute of Standards and Technology Advanced Technology Program (“NIST ATP”), being partially offset by an increase in product revenue for Arteas microfluidic devices, an increase in grant revenue from DARPA and an increase in milestone revenue from Asea Brown Boveri. Revenue for the six months ended June 30, 2001 and June 30, 2000 was $1.8 million for each of the six months. This primarily reflects decreases in collaboration revenue from Applied Biosystems Group and Cellomics, being offset by an increase in product revenue for Arteas microfluidic devices, an increase in grant revenue from DARPA, an increase in grant revenue from NIST ATP and an increase in milestone revenue from Asea Brown Boveri.

     Research and Development. Research and development expenses for the three months ended June 30, 2001 and 2000 were $5.9 million and $5.6 million, respectively. This increase was primarily due to increased staffing, project and personnel related costs, being partially offset by reduced stock-based compensation expense. Research and development expenses for the six months ended June 30, 2001 and 2000 were $11.7 million and $9.8 million, respectively. This increase was due to increased staffing, project and personnel related costs, being partially offset by reduced stock-based compensation expense. We expect to continue to devote substantial resources to research and development, and we expect that these expenses will continue to increase on an absolute dollar basis.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2001 and 2000 were $2.5 million and $3.7 million, respectively. This decrease was primarily due to reduced litigation expenses. Selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 were $5.4 million and $6.2 million, respectively. This decrease was primarily due to reduced litigation expenses and to reduced stock-based compensation expense. We expect that our selling, general and administrative expenses will increase in absolute dollar amounts as we expand the infrastructure required to support sales to key accounts.

     Litigation Settlement. On January 4, 2001, ACLARA reached an agreement with Caliper Technologies Corporation to settle all three lawsuits which were pending between the companies. As part of this litigation settlement, 900,000 shares of ACLARA common stock were issued to Caliper and a liability was recorded at December 31, 2000 for the issuance of common stock and the put obligation associated with the common stock. This put obligation was subsequently revalued at $25.6 million and $23.2 million at March 31, 2001 and June 30, 2001 respectively. As a result of these revaluations, a non-cash revaluation credit of $2.4 million was recorded in the statement of operations during the three months ended June 30, 2001 to reflect the decrease in the valuation of the put option from $25.6 million to $23.2 million, primarily attributed to the increase in ACLARA’s stock price over the three month period ending June 30, 2001. For the six months ended June 30, 2001, a non-cash revaluation expense of $2.4 million was recorded in the statement of operations to reflect the increase in the valuation of the put option from $20.8 million to $23.2 million primarily attributed to the decrease in ACLARA’s stock price from the measurement date to June 30, 2001. The put obligation represents the fair value of ACLARA’s obligation under the terms of the settlement and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”).

     Net Interest Income. Net interest income represents income earned on our cash, cash equivalents, short-term marketable investments, long-term marketable investments and restricted cash, offset by interest paid on bridge loans, capital leases and equipment loans. Net interest income was $2.0 million and $3.5 million for the three months ended June 30, 2001 and June 30, 2000, respectively. This change reflects a decline in market interest rates as well as lower average balances of cash and marketable investments. Net interest income was $4.7 million and $3.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively. This change primarily reflects higher average balances of cash and marketable investments from the proceeds of ACLARA’s initial public offering in March 2000 and decreases in interest expenses due to the pay-off of loans and lease obligations, being partially offset by a decline in market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock that raised $32.3 million, a loan from the landlord of our Mountain View facility for $663,000, and research and development funding from collaborators and government grants. As of June 30, 2001, we had $147.0 million in cash, cash equivalents and long-term marketable investments, and $35.9 million of restricted cash.

     Operating activities for the six months ended June 30, 2001 and 2000 used cash of $10.7 million and $5.4 million, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital.

     Investing activities for the six months ended June 30, 2001 provided cash of $40.4 million, primarily reflecting $76.0 million of matured investments being partially offset by an increase in restricted cash of $34.1 million. Investing activities for the six months ended June 30, 2000 used cash of $45.0 million, primarily reflecting the investment in short-term marketable investments of the net proceeds from ACLARA’s initial public offering. Net cash outflows for additions to property and equipment for the six months ended June 30, 2001 and 2000 were $1.4 million and $688,000, respectively. We expect to continue to make significant investments in property and equipment to support our expanding operations.

     Financing activities for the six months ended June 30, 2001 and 2000 provided cash of $355,000 and $200.0 million, respectively. This decrease primarily reflects the initial public offering in March 2000 of 10,350,000 shares of common stock at an offering price of $21.00 per share.

     We believe that our current cash and marketable investment balances, and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed, may harm our business and operating results.

     As part of our litigation settlement with Caliper, we have agreed to provide a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution which issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.125 million is recorded as restricted cash in our financial statements at June 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, The Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS No. 142. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. ACLARA is required to adopt SFAS No. 142 in the first quarter of fiscal year 2002. ACLARA believes that the adoption of these standards will have no impact on its financial statements.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

     The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained elsewhere in this Form 10-Q and in conjunction with, Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001. Any of these risk factors could materially and adversely affect our business, financial condition, results of operations and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     Since we were founded in May 1995, we have engaged primarily in organizational, research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net loss for the six months ended June 30, 2001 was $13.0 million. Net losses for the years ended December 31, 2000, 1999 and 1998 were $59.2 million, $8.2 million, and $5.5 million, respectively. As of June 30, 2001 we had an accumulated deficit of $89.8 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, general and administration costs associated with our operations, and settlement of litigation expenses.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include, but are not limited to:

•	expiration or termination of contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the timing and willingness of collaborators to commercialize our products;

•	general and industry-specific economic conditions, which may affect our customers’ research and development expenditures and use of our products; and

•	a quarterly revaluation of a put obligation which is dependant, among other things, on the volatility and level of ACLARA’s stock price.

     If there are revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short-term. In particular, research and development, and general and administrative expenses are not affected directly by variations in revenue.

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

MOST OF OUR PRODUCTS ARE IN THE DEVELOPMENT STAGE AND MAY NOT SUCCESSFULLY BE BROUGHT TO COMMERCIALIZATION.

     Most of our products are not commercially available. We have limited experience developing, manufacturing, distributing or selling commercial systems using our microfluidics technology. We are developing products that in many cases are part of complex systems that also have not been fully developed, tested, manufactured or commercially introduced by our major collaborative partners. We may not be able to perfect the design of our products due to the complexity of the systems they are part of and the demands of the scientific processes that they address. Even though we have designed products, we cannot assure you that we will be able to adapt the design to allow for large-scale manufacturing and commercialization. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the systems by those launch dates, or at all. If we are unable to design a sufficient number of commercially viable systems, either independently or with our collaborative partners, we may be unable to remain in business.

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

     Demand for our LabCard products is substantially dependent upon widespread market acceptance of systems utilizing our LabCard chips as tools for genomics and pharmaceutical drug screening. Because most of our LabCard chip products will be part of larger analytical systems marketed by our collaborative partners, our ability to sell LabCard chips in these cases depends on the adoption by researchers of entirely new analytical equipment. We cannot assure you that LabCard chips and related instrument systems using our technology will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including but not limited to:

•	our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost-effectiveness of our LabCard chips and systems, relative to products already available at the time these systems are introduced; and

•	the extent and success of our partners’ efforts to market, sell and distribute the LabCard chips and systems.

     Further, if our initial LabCard systems are not favorably received by the market, it could undermine our ability to successfully introduce subsequent LabCard chips or systems. If our LabCard chips and systems do not gain market acceptance, our losses would increase and we may be unable to remain in business.

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

WE RELY HEAVILY ON APPLIED BIOSYSTEMS TO DEVELOP, MANUFACTURE AND COMMERCIALIZE SYSTEMS TO BE USED IN CONNECTION WITH OUR LABCARD CHIPS AND TO COMMERCIALIZE MOST OF OUR LABCARD PRODUCTS. APPLIED BIOSYSTEMS’ FAILURE TO DO SO SUCCESSFULLY COULD DELAY OR PREVENT THE COMMERCIALIZATION OF OUR PRODUCTS IN THE GENOMICS AND PHARMACEUTICAL DRUG SCREENING MARKETS, AND RESULT IN INCREASED LOSSES.

     As part of our business strategy, we are focusing on the development of our LabCard chips and related chemistries for genomics and pharmaceutical drug screening systems. In most cases we are relying on Applied Biosystems to manufacture and commercialize the systems, including commercializing our LabCard chips. We have collaboration agreements with Applied Biosystems to jointly develop microfluidic systems for genomics and pharmaceutical drug screening. In addition to developing or co-developing the instrumentation, software and reagents, Applied Biosystems will have the exclusive right to market and sell those products worldwide. We cannot assure you that Applied Biosystems will perform its obligations under the agreements, or that Applied Biosystems will successfully commercialize any products resulting from our joint efforts. Moreover, Applied Biosystems has the discretion, under certain circumstances, to elect not to proceed with the commercialization of products jointly developed under the agreement. Applied Biosystems’ failure to perform under the agreement or to successfully commercialize our LabCard products and systems could delay or prevent the commercialization of our products and result in increased losses.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WOULD BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN THE MARKET. THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES.

     Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 160 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

     In addition to patent protection, we also rely on protection of trade secrets, know-how, confidential and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, we cannot assure you that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information or that adequate remedies would exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Further, we cannot assure you that others have not or will not independently develop substantially equivalent know-how and technology.

     Our commercial success also depends in part on avoiding the infringement of other parties’ patents or proprietary rights and the breach of any licenses that may relate to our technologies and products. We are aware of various third-party patents that may relate to our technology. We believe that we do not infringe these patents but cannot assure you that we will not be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into licensing arrangements with them. We cannot assure you that we could enter into the required licenses on commercially reasonably terms, if at all. The failure to obtain necessary licenses or to implement alternative approaches may prevent us from commercializing products under development and would impair our ability to be commercially competitive. We may also become subject to interference proceedings conducted in the U.S. Patent and Trademark Office (“USPTO”) to determine the priority of inventions.

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

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND WILL BE SUBJECT TO THE RISK OF FINALIZING CONTRACTUAL ARRANGEMENTS, TRANSFERRING TECHNOLOGY AND MAINTAINING RELATIONSHIPS WITH THIRD-PARTY MANUFACTURERS TO MANUFACTURE OUR LABCARD CHIPS.

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. The nature of our products requires the use of sophisticated injection molding and other manufacturing processes that are not widely available. For this reason only, a limited number of vendors currently have the expertise to manufacture our products. We have relationships with outside suppliers who are currently manufacturing limited quantities of our LabCard chips. We will need to enter into contractual relationships with these or other manufacturers for commercial scale production of LabCard chips and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of chips or on commercially reasonable terms. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of LabCard chips. Any significant delay or interruption could have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues.

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

WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

     We compete with companies that design, manufacture and market analytical instruments for genomics and pharmaceutical drug screening using technologies such as gel electrophoresis, capillary electrophoresis, microwell plates and robotic liquid handling systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures, for genomics and drug screening markets targeted by us, using methods such as hybridization chips and high density microwell plates. Furthermore, we are aware of other companies that are developing microfluidics technology, including, but not limited to, Orchid BioSciences, Inc. and Caliper Technologies Corp. for potential use in certain of the markets that we are targeting. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies. Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions characterize the markets for our products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Many of these competitors have greater financial and personnel resources and more experience in research and development than we have. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies which are our potential customers or our strategic partners will not develop competing products.

WE MAY BE SUBJECT TO PRODUCT LIABILITY AND OTHER CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE, WHICH WOULD INCREASE OUR LOSSES IF SUCH CLAIMS OCCURRED.

     The commercial launch of our LabCard products could result in ACLARA being exposed to product liability claims. Any product liability claims arising in the future, regardless of their merit or eventual outcome may exceed the amount of our insurance or may be excluded from coverage under the terms of our insurance policy. Furthermore, we may be exposed to other types of legal claims.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED OR TO GENERATE THE CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, WHICH COULD HURT OUR ABILITY TO COMPETE OR ACHIEVE PROFITABILITY.

     It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to further commercialize our products. We believe that the proceeds from our initial public offering in March 2000 and projected revenue should be sufficient to fund our anticipated levels of operations for at least the next 24 months. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will continue to receive funding under existing collaborative arrangements or that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We cannot assure you that additional funds will be a available when needed, or on terms acceptable to us or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

     Our executive officers, directors and largest stockholders and their affiliates presently beneficially own or control a significant percentage of the outstanding shares of common stock. Accordingly, our current executive officers, directors, principal stockholders and their affiliates, if acting together, could have the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership could also delay or prevent a change of control of our company at a premium price if these stockholders oppose it.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

     There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $4.31 and $66.00 per share. The trading price of our common stock may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including quarterly fluctuations in results of operations; ACLARA’s ability to successfully commercialize products; technological innovations or the introduction of new commercial products by us or our competitors; developments concerning government regulations or proprietary rights which could affect the potential growth of our customers; the execution of new collaborative agreements and material changes in the relationships with business partners; market reaction to trends in revenues and expenses, especially research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions.

     The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of the common stock. In addition, the stock market, and the Nasdaq National Market and the market for technology companies in particular, is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Certain provisions of our certificate of incorporation, bylaws and stockholder rights plan could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. In addition, on March 16, 2001, ACLARA adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, ACLARA’s Board declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of ACLARA’s common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50 in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. If ACLARA is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. These provisions may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire control of ACLARA.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is currently confined to our cash, cash equivalents and long-term marketable investments. We maintain an investment portfolio of US government debt, corporate debt and money market funds, with the majority of securities in our investment portfolio having a maturity of less than three months. The securities in our investment portfolio are not leveraged, and due to their short weighted-average maturity are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short weighted-average maturity, we do not believe that an increase in market rates would have a significant negative impact on the realized value of our investment portfolio.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 4 to the condensed financial statements contained in Part I herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 12, 2001, pursuant to the Stock Issuance Agreement between ACLARA and Caliper Technologies Corp., in partial settlement of the litigation between ACLARA and Caliper and in full satisfaction of our obligation to pay Caliper an aggregate of $32.5 million under the settlement terms, we issued 900,000 shares of our common stock to Caliper. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act or Regulation D promulgated thereunder. Caliper represented that it was an “accredited investor” as defined in Regulation D and that it intended to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments representing such securities issued.

     A Registration Statement on Form S-1 (No. 333-95107) was declared effective by the SEC on March 20, 2000. We have continued to use the net proceeds of the offering to fund our ongoing research and development activities, working capital needs and other general corporate purposes. As of June 30, 2001, we had applied the estimated aggregated net proceeds of $201 million from our initial public offering as follows:

Working capital and short-term investments	$158.8 million

Restricted cash, non-current	$ 34.1 million

Capital expenditures	$ 3.8 million

Repayment of indebtedness	$ 4.3 million

     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on June 7, 2001, the following matters were submitted to a vote of the Company’s stockholders:

     Proposal 1. Election of Directors to serve until the annual meeting of stockholders in 2004.

Nominee	Votes For	Votes Withheld

Joseph M. Limber	21,656,755	1,629,051

David J. Parker	23,212,411	73,395

Thomas R. Baruch	23,215,912	69,894

Proposal 2. Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants for the fiscal year ending December 31, 2001.

     Votes For   23,237,945      Votes Against   45,746      Abstain   2,115

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARA BIOSCIENCES, INC.

Date: August 14, 2001	By:	/s/ JOSEPH M. LIMBER

Joseph M. Limber President and Chief Executive Officer (Duly Authorized Officer and Principal Accounting Officer)