Form 10-Q
period 2001-09-30
ACLARA BIOSCIENCES INC
filed 2001-11-14
CIK 1067588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-29975

ACLARA BioSciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3222727
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1288 Pear Avenue
Mountain View, California 94043
(Address of principal executive offices including zip code)

650-210-1200
(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ].

The number of shares outstanding of the registrant’s common stock as of October 31, 2001 was 35,781,452.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
(in Thousands, Except Share Amounts)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,423	$108,886
Restricted cash	34,125	1,250
Short-term marketable investments	41,777	83,726
Accounts receivable	1,830	1,063
Prepaid expenses and other current assets	794	893
Inventories	15	—

Total current assets	103,964	195,818
Long-term marketable investments	75,464	—
Restricted cash	500	500
Property and equipment, net	8,029	6,521
Other assets, net	131	169

Total assets	$188,088	$203,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119	$41
Accrued payroll and related expenses	1,231	809
Accrued expenses and other current liabilities	2,335	3,048
Litigation settlement accrual, current	26,627	1,250
Current portion of loans payable	54	51

Total current liabilities	30,366	5,199
Loans payable, less current portion	521	562
Deferred rent	294	192
Litigation settlement	—	32,500

Total liabilities	31,181	38,453

Contingencies (note 4)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 35,780,797 shares at September 30, 2001 and 34,547,784 shares at December 31, 2000	36	35
Additional paid-in capital	259,515	248,175
Deferred stock-based compensation	(3,718)	(6,345)
Notes receivable for common stock	(563)	(542)
Accumulated other comprehensive income	538	13
Deficit accumulated during the development stage	(98,901)	(76,781)

Total stockholders’ equity	156,907	164,555

Total liabilities and stockholders’ equity	$188,088	$203,008

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

					Cumulative
					Period
					From
					May 5,
					1995
					(Inception)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September
					30,
	2001	2000	2001	2000	2001

Revenues	$507	$946	$2,290	$2,736	$14,413

Costs and operating expenses:
Research and development	6,126	6,029	17,802	15,757	57,502
Selling, general and administrative	2,365	4,995	7,781	11,169	31,237
Litigation settlement	2,839	1,750	5,227	1,750	39,477

Total operating expenses	11,330	12,774	30,810	28,676	128,216

Loss from operations	(10,823)	(11,828)	(28,520)	(25,940)	(113,803)
Interest income	1,749	3,450	6,438	7,173	17,677
Interest expense	(12)	(93)	(38)	(487)	(1,189)

Net loss before extraordinary loss	(9,086)	(8,471)	(22,120)	(19,254)	(97,315)
Extraordinary loss on early retirement of debt	—	(1,103)	—	(1,103)	(1,103)

Net loss	$(9,086)	$(9,574)	$(22,120)	$(20,357)	$(98,418)

Net loss per common share before extraordinary loss — basic and diluted	$(0 26)	$(0 25)	$(0.63)	$(0.58)
Extraordinary loss per share on retirement of debt	$—	$(0.03)	$—	$(0.03)
Net loss per common share — basic and diluted	$(0.26)	$(0.28)	$(0.63)	$(0.61)
Shares used in net loss per common share calculation — basic and diluted	35,525	33,783	35,111	33,554

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			Cumulative
			Period From
	Nine Months Ended		May 5, 1995
	September 30,		(Inception) to
			September 30,
	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,120)	$(20,357)	$(98,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,154	788	3,439
Amortization of discount on marketable investments	(488)	(1,588)	(2,555)
Amortization of note and long-term debt discount	—	438	597
Amortization of deferred stock-based compensation	1,866	6,616	10,755
Amortization of other assets	38	—	69
Preferred stock issued for interest expense	—	—	128
Interest income from notes receivable from stockholders	(24)	—	(53)
Revaluation of litigation settlement	5,827	—	5,827
Loss on write down of property plant and equipment	—	213	—
Changes in assets and liabilities:
Accounts receivable	(767)	(202)	(1,830)
Prepaid expenses and other current assets	99	(1,509)	(768)
Inventories	(15)	—	(15)
Accounts payable	78	1,106	119
Accrued payroll and related expenses	422	760	1,230
Accrued expenses and other liabilities	(713)	2,985	2,335
Litigation settlement accrual	(1,250)	—	32,500
Deferred rent	102	—	294

Net cash used in operating activities	(15,791)	(10,750)	(46,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,673)	(1,617)	(9,873)
Sale of property and equipment	11	—	16
Investment in restricted cash	(32,875)	(1,250)	(34,750)
Purchases and maturities of investments	(32,502)	(98,460)	(114,148)
Change in other assets	—	(100)	(97)

Net cash used in investing activities	(68,039)	(101,427)	(158,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(38)	(570)	(1,541)
Proceeds from issuance of notes payable to related parties	—	—	2,487
Proceeds from issuance of loans payable	—	—	4,365
Repayment of loans payable	—	(3,720)	(3,892)
Proceeds from issuance of preferred stock, net of issuance costs	—	58	29,889
Repayment of notes payable to related parties	—	—	(119)
Repurchase of Series A preferred stock and one share of common stock	—	—	(2,713)
Proceeds from initial public offering, net of issuance costs	—	201,003	201,003
Proceeds from notes receivable from stockholders	4	42	114
Proceeds from issuance of common stock	401	153	1,028

Net cash provided by financing activities	367	196,966	230,621

Net increase (decrease) in cash and cash equivalents	(83,463)	84,789	25,423
Cash and cash equivalents, beginning of period	108,886	10,250	—

Cash and cash equivalents, end of period	$25,423	$95,039	$25,423

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

     This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, as filed with the Securities and Exchange Commission on April 2, 2001, May 15, 2001 and August 14, 2001, respectively. Furthermore, interim results of operations are not necessarily indicative of the results that may be expected for the entire year or for other interim periods.

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

     A reconciliation of the shares used in the calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic and diluted:
Net loss	$(9,086)	$(9,574)	$(22,120)	$(20,357)
Weighted average shares of common stock outstanding	35,738	34,489	35,396	34,217

Less: weighted average shares subject to repurchase	(213)	(706)	(285)	(663)
Weighted-average shares of common stock used in basic and diluted net loss per share calculations	35,525	33,783	35,111	33,554

Net loss per common share — basic and diluted	$(0.26)	$(0.28)	$(0.63)	$(0.61)

     The following weighted outstanding options and warrants were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Options and warrants	3,737	2,945	3,109	2,849

2. INVENTORIES

     Inventories at September 30, 2001 consisted of raw materials and finished goods, and are stated at the lower of average cost or net realizable value.

3. RESTRICTED CASH

     Restricted cash at September 30, 2001 includes $500,000 held in the form of a certificate of deposit as collateral against operating lease payments and $34.125 million held in escrow as part of our settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA has provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution which had issued the letter of credit, required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.125 million was recorded as restricted cash in our financial statements at September 30, 2001 and is invested in short-term US government debt and money market funds. At June 30, 2001, $1.3 million that had been included in restricted cash, relating to the settlement of the Rodenstock litigation was discharged from escrow in August 2001.

4. LITIGATION SETTLEMENT AND CONTINGENCIES

     As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued to Caliper in March 2001, with a guaranteed liquidation price of $36.11 per share if Caliper sells the shares between 18 and 24 months after the date of issuance of the common stock. ACLARA valued the put obligation associated with these shares at $32.5 million at December 31, 2000. The put obligation was classified as a liability as ACLARA had posted collateral in the form of a letter of credit to Caliper in the amount of $32.5 million, as a guarantee of

ACLARA’s performance under the terms of the litigation settlement.

     Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued at $25.6 million, $23.2 million and $26.6 million, at March 31, 2001, June 30, 2001, and September 30, 2001, respectively. As a result of these revaluations, revaluation charges of $3.4 million and $5.8 million were recorded in the Statement of Operations for the three and nine months ended September 30, 2001, respectively. The put obligation has been classified as a current liability at September 30, 2001. The put obligation will be revalued on a quarterly basis using a Black-Scholes pricing model with changes in valuation being recorded in the Statement of Operations. The value of the put obligation represents the fair value of ACLARA’s obligation pursuant to EITF No. 96-13 and SFAS 133.

     On August 2001, a third party agreed to pay ACLARA $600,000 as a settlement resolving all disputes between the third party and ACLARA. The payment of $600,000 is recorded as an offset to litigation settlement in the accompanying Statement of Operations for the three and nine months ended September 30, 2001.

5. SUBSEQUENT EVENTS

     On October 26, 2001, ACLARA entered into an exclusive worldwide distribution agreement (“Agreement”) with Roche Diagnostics Corporation (“Roche”) for ACLARA’s LabCard products. The Agreement also includes a fee payable to ACLARA within 30 days after the effective date of the Agreement which provides Roche with exclusive rights of first refusal and negotiation rights to access certain other products of ACLARA.

     In March 1999, ACLARA entered into an agreement with Applied Biosystems and the R.W. Johnson Pharmaceutical Research Institute (“PRI”), a division of the Johnson and Johnson Development Corporation. Under this agreement, ACLARA and Applied Biosystems agreed to develop and provide to PRI advanced prototype microfluidic systems for pharmaceutical drug screening. Under a side agreement between ACLARA and Applied Biosystems, any royalty received from PRI for the manufacturing or selling of microfluidic electrophoresis devices would be split between Applied Biosystems and ACLARA. In October 2001, ACLARA, PRI and Applied Biosystems agreed to modify the three-way drug screening collaboration agreement which enables a two-way collaboration on this program between ACLARA and PRI, without Applied Biosystems.

     In November 2001, ACLARA entered into change of control agreements with certain Officers of ACLARA. The forms of these agreements are filed as an exhibit to this Form 10-Q.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, The Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and No. 142 (“SFAS No. 142”),

“Goodwill and Other Intangible Assets.” SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under a single method – the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS No. 142. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. ACLARA is required to adopt SFAS 142 in the first quarter of fiscal year 2002. ACLARA believes that the adoption of these standards will have not have a material impact on ACLARA’s financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on ACLARA’s financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2000 and Forms 10-Q for the three months ended March 31, 2001 and June 30, 2001. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that we “believe”, “anticipate”, “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including but not limited to, those factors discussed in “Additional Factors That Might Affect Future Results” set forth below.

OVERVIEW

     ACLARA BioSciences is a leading developer of assay technologies and lab-on-a-chip systems for life science research. The company is developing advanced tools for drug discovery, genomics and proteomics using its proprietary eTag assay chemistries and microfluidics array technology. These tools enable the rapid, parallel processing of large numbers of samples while requiring only minute volumes of expensive or rare reagents.

     ACLARA’s business strategy is to commercialize its assay chemistries and microfluidic LabCard™ devices for use in conjunction with existing instrument platforms, as well as to integrate its assay chemistries and microfluidic technologies to commercialize powerful, new instrument systems.

     ACLARA was incorporated in Delaware in 1995. Since our inception, we have engaged primarily in organization and research and development efforts related to the application of proprietary microfluidics technology and assay chemistry technology for genomics and pharmaceutical drug screening.

     Our collaborators include Applied Biosystems Group (formerly PE Biosystems), Third Wave Technologies, Inc., Roche Diagnostics and the R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson (“PRI”). We have government grants from the Defense Advanced Research Projects Agency (“DARPA”).

     We have invested substantial amounts in establishing our microfluidics and assay chemistry technologies. Since our inception we have incurred $57.5 million of expense on our research and development efforts. Over 80% of our 148 employees at

October 31, 2001 were engaged in research and development activities.

     Our sources of potential revenue for the next several years are likely to be from product revenue, receipts under existing and possible future collaborative arrangements, existing government research grants and collaborations, and royalties from our collaborators based on revenue received for the sale of reagents utilizing our technology.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenue. Revenue for the three months ended September 30, 2001 and September 30, 2000 was $507,000 and $946,000, respectively. The decrease in revenue of $439,000 primarily reflects a decrease in collaboration revenue of $521,000 and an increase in grant revenue of $82,000, primarily from DARPA. Revenue for the nine months ended September 30, 2001 and September 30, 2000 was $2.3 million and $2.7 million, respectively. The decrease in revenue of approximately $400,000 reflects a decrease in collaboration revenue of $1.3 million being partially offset by an increase of $900,000 in grant and product revenue.

     Research and Development. Research and development expenses for the three months ended September 30, 2001 and September 30, 2000 were $6.1 million and $6.0 million, respectively. This increase was primarily due to $2.5 million of increased expenditure on staffing, project and personnel related costs, being partially offset by $2.4 million of reduced stock-based compensation expense. Research and development expenses for the nine months ended September 30, 2001 and September 30, 2000 were $17.8 million and $15.8 million, respectively. This increase was due to $6.6 million of increased expenditure on staffing, project and personnel related costs, being partially offset by $4.6 million of reduced stock-based compensation expense. We expect to continue to devote substantial resources to research and development, and we expect that these expenses will continue to increase on an absolute dollar basis.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2001 and September 30, 2000 were $2.4 million and $5.0 million, respectively. This decrease was primarily due to reduced litigation expenses. Selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000 were $7.8 million and $11.2 million, respectively. This decrease was primarily due to reduced litigation expenses, and to reduced stock-based compensation expense. We expect that our selling, general and administrative expenses will increase in absolute dollar amounts as we expand the infrastructure required to support our activities.

     Litigation Settlement. On January 4, 2001, ACLARA reached an agreement with Caliper Technologies Corporation to settle all three lawsuits which were pending between the companies. As part of this litigation settlement, 900,000 shares of ACLARA common stock were issued to Caliper and a liability was recorded at December 31, 2000 for the issuance of common stock and the put obligation associated with the common stock. The put obligation was subsequently revalued at $25.6 million, $23.2 million and $26.6 million, at March 31, 2001, June 30, 2001, and September 30, 2001, respectively. As a result of these revaluations, revaluation charges of $3.4 million and $5.8 million were recorded in the Statement of Operations for the three and nine months ended September 30, 2001, respectively. The charge for the three month period ending September 30, 2001 reflects the increase in the valuation of the put option from $23.2 million to $26.6 million, primarily attributed to the decrease in ACLARA’s stock price over the three month period ending September 30, 2001. The charge for the nine month period ending September 30, 2001 reflects the increase in the valuation of the put option from $20.8 million to $26.6 million, primarily attributed to the decrease in ACLARA’s stock price over the nine month period ending September 30, 2001. The put obligation has been classified as a current liability at September 30, 2001. The put obligation represents the fair value of ACLARA’s obligation under the terms of the settlement and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”).

     As mentioned in footnote 4, an agreement to pay ACLARA $600,000 is recorded as an offset to litigation settlement in the accompanying Statement of Operations for the three and nine months ended September 30, 2001.

     Net Interest Income. Net interest income represents income earned on our cash, cash equivalents, short-term marketable investments, long-term marketable investments and restricted cash, offset by interest paid on bridge loans, capital leases and equipment loans. Net interest income was $1.7 million and $3.4 million for the three months ended September 30, 2001 and September 30, 2000, respectively. This change primarily reflects a decline in market interest rates. Net interest income was $6.4 million and $6.7 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. This change primarily reflects a decline in market interest rates, being partially offset by decreases in interest expenses due to the pay-off of loans and lease obligations and higher average balances of cash and marketable investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock that raised $32.3 million, a loan from the landlord of our Mountain View facility for $663,000, and research and development funding from collaborators and government grants. As of September 30, 2001, we had $142.7 million in cash, cash equivalents, short-term marketable investments and long-term marketable investments, and $34.6 million of restricted cash.

     Operating activities for the nine months ended September 30, 2001 and 2000 used cash of $15.8 million and $10.8 million, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital.

     Investing activities for the nine months ended September 30, 2001 used cash of $68.0 million, primarily reflecting the net purchase of marketable investments of $32.5 million and an increase in restricted cash of $32.9 million. Investing activities for the nine months ended September 30, 2000 used cash of $101.4 million, primarily reflecting the investment in marketable investments of the net proceeds from ACLARA’s initial public offering. Net cash outflows for additions to property and equipment for the nine months ended September 30, 2001 and September 30, 2000 were $2.7 million and $1.6 million, respectively. We expect to continue to make significant investments in property and equipment to support our expanding operations.

     Financing activities for the nine months ended September 30, 2001 and September 30, 2000 provided cash of $367,000 and $197.0 million, respectively. This decrease primarily reflects the initial public offering in March 2000 of 10,350,000 shares of common stock at an offering price of $21.00 per share.

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

     As part of our litigation settlement with Caliper, we have agreed to provide a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution which issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.125 million is recorded as restricted cash in our financial statements at September 30, 2001.

RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, The Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under a single method – the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS No. 142. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. ACLARA is required to adopt SFAS 142 in the first quarter of fiscal year 2002. ACLARA believes that the adoption of these standards will have not have a material impact on ACLARA’s financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on ACLARA’s financial position and results of operations.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

     The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained elsewhere in this Form 10-Q and in conjunction with, Form 10-K for the year ended December 31, 2000 and Forms 10-Q for the quarters ended March 31, 2001 and June 30, 2001. Any of these risk factors could materially and adversely affect our business, financial condition, results of operations and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     Since we were founded in May 1995, we have engaged primarily in organizational, research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net loss for the nine months ended September 30, 2001 was $22.1 million. Net losses for the years ended December 31, 2000, 1999 and 1998 were $59.2 million, $8.2 million, and $5.5 million, respectively. As of September 30, 2001 we had an accumulated deficit of $98.9 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, general and administration costs associated with our operations, and settlement of litigation expenses.

     We commercially launched our first microfluidics product, the Arteas LabCard device, in the fourth quarter of 2000. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with our collaborative partners, to successfully design, develop, manufacture and commercialize our microfluidic systems in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements, technology access fees, interest on cash and investment balances, and government grants. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

MOST OF OUR PRODUCTS ARE IN THE DEVELOPMENT STAGE AND MAY NOT SUCCESSFULLY BE BROUGHT TO COMMERCIALIZATION.

     Most of our products are not commercially available. We have limited experience developing, manufacturing, distributing or selling commercial systems using our microfluidics technology and assay chemistries. We are developing products that in many cases are part of complex systems that also have not been fully developed, tested, manufactured or commercially introduced by our major collaborative partners. We may not be able to perfect the design of our products due to the complexity of the systems they are part of and the demands of the scientific processes that they address. Even though we have designed products, we cannot assure you that we will be able to adapt the design to allow for large-scale manufacturing and commercialization. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the systems by those launch dates, or at all. If we are unable to design a sufficient number of commercially viable systems, either independently or with our collaborative partners, we may be unable to remain in business.

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR MICROFLUIDIC CHIPS, ASSAY CHEMISTRIES AND RELATED SYSTEMS. IF THEY DO NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WILL BE LIMITED AND OUR LOSSES WOULD INCREASE.

     Demand for our products is substantially dependent upon widespread market acceptance of systems utilizing our microfluidic chips and assay chemistries as tools for genomics and pharmaceutical drug screening. Because most of our products will be part of larger analytical systems marketed by our collaborative partners, our ability to sell products in these cases depends on the adoption by researchers of new analytical equipment. We cannot assure you that microfluidic chips, eTag™ chemistries and related instrument systems using our technology will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including but not limited to:

•	our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost-effectiveness of our microfluidic chips, eTag chemistries, and related systems, relative to products already available at the time these systems are introduced; and

•	the extent and success of our partners’ efforts to market, sell and distribute the microfluidic chips, eTag chemistries, and related systems.

     Further, if our initial microfluidic chips, assay chemistries, and related systems are not favorably received by the market, it could undermine our ability to successfully introduce subsequent microfluidic chips, assay chemistries, or related systems. If our microfluidic chips, assay chemistries, and related systems do not gain market acceptance, our losses would increase and we may be unable to remain in business.

WE PREDOMINANTLY DEPEND ON COLLABORATIVE PARTNERS TO DEVELOP AND MARKET SYSTEMS THAT UTILIZE OUR PRODUCTS TO END USERS. IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM AS EXPECTED, WE MAY BE UNABLE TO DEVELOP AND MARKET OUR PRODUCTS.

     Because the majority of our products are components of larger systems, our success depends on our ability to establish relationships with collaborative partners to create products to address market needs. For example, our collaborative relationship with Third Wave Technologies provides for the joint development of systems for genomics research In this relationship, we provide eTag assay reagents as one component of systems used by researchers for genomics analysis Our ability to expand the applications for our technology will largely depend on our ability to broaden our relationships with existing partners and identify and enter into similar relationships with new collaborative partners to address additional customer needs. If we are unable to broaden our existing collaborative relationships or enter into relationships with additional collaborative partners our business may suffer.

     Our ability to sell products will also depend on the ability of our collaborative partners to develop instrument systems that can utilize our microfluidic chips and assay chemistries. If the development efforts of our collaborative partners fail or are significantly delayed, our losses could increase. We cannot assure you that our collaborative partners will be able to develop products as planned.

     We also intend to rely upon our current and future collaborative partners to market, sell, distribute and promote our microfluidic chips and assay chemistries. If our collaborative partners do not perform these functions satisfactorily, our ability to market, sell and distribute our products could be severely limited.

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

     Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 190 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND WILL BE SUBJECT TO THE RISK OF FINALIZING CONTRACTUAL ARRANGEMENTS, TRANSFERRING TECHNOLOGY AND MAINTAINING RELATIONSHIPS WITH THIRD-PARTY MANUFACTURERS TO MANUFACTURE OUR MICROFLUIDIC CHIPS.

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. The nature of our products requires the use of sophisticated injection molding and other manufacturing processes that are not widely available. For this reason only, a limited number of vendors currently have the expertise to manufacture our products. We have relationships with outside suppliers who are currently manufacturing limited quantities of our microfluidic chips. We will need to enter into contractual relationships with these or other manufacturers for commercial scale production of microfluidic chips and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of chips or on commercially reasonable terms. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of microfluidic chips. Any significant delay or interruption could have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues.

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

WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

     We compete with companies that design, manufacture and market analytical instruments for genomics and pharmaceutical drug screening using technologies such as gel electrophoresis, capillary electrophoresis, microwell plates and robotic liquid handling systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures, for genomics and drug screening markets targeted by us, using methods such as beads, hybridization chips and high density microwell plates. Furthermore, we are aware of other companies that are developing microfluidics technology, including, but not limited to, Orchid BioSciences, Inc. and Caliper Technologies Corp. for potential use in certain of the markets that we are targeting. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies. Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions characterize the markets for our products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Many of these competitors have greater financial and personnel resources and more experience in research and development than we have. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies which are our potential customers or our strategic partners will not develop competing products.

WE MAY BE SUBJECT TO PRODUCT LIABILITY AND OTHER CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE, WHICH WOULD INCREASE OUR LOSSES IF SUCH CLAIMS OCCURRED.

     The commercial launch of our microfluidic products, assay chemistries and related systems could result in ACLARA being exposed to product liability claims. Any product liability claims arising in the future, regardless of their merit or eventual outcome may exceed the amount of our insurance or may be excluded from coverage under the terms of our insurance policy. Furthermore, we may be exposed to other types of legal claims.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is currently confined to our cash, cash equivalents, short-term marketable and long-term marketable investments. We maintain an investment portfolio of US government debt, corporate debt and money market funds. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. To reduce the exposure due to adverse shifts in interest rates, we maintain the investment portfolio at an average maturity of generally less than two years. ACLARA also restricts its exposure to any single corporate issuer by imposing concentration limits. We currently do not hedge interest rate exposure.

     The table below presents our investment portfolio by expected maturity and related weighted average interest rates at September 30, 2001:

						FAIR
	2001	2002	2003	2004	TOTAL	VALUE

Money market fund	$15,544	—	—	—	$15,544	$15,544
Average interest rate	3.4%				3.4%
Available for sale marketable securities	$18,335	$46,332	$37,290	$24,625	$126,582	$127,120
Average interest rate	3.5%	3.8%	4.4%	4.9%	4.2%
Total securities	$33,879	$46,332	$37,290	$24,625	$142,126	$142,664
Average interest rate	3.4%	3.8%	4.4%	4.9%	4.1%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 4 to the condensed financial statements contained in Part I herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     A Registration Statement on Form S-1 (No. 333-95107) was declared effective by the SEC on March 20, 2000. We have continued to use the net proceeds of the offering to fund our ongoing research and development activities, working capital needs and other general corporate purposes. As of September 30, 2001, we had applied the estimated aggregated net proceeds of $201 million from our initial public offering as follows:

Working capital and marketable investments	$157.6 million
Restricted cash, non-current	$ 34.1 million
Capital expenditures	$ 5.0 million
Repayment of indebtedness	$ 4.3 million

     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed with or incorporated by reference as part of this Report.

     (b) Current Reports on Form 8-K. We did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARA BIOSCIENCES, INC.

Date: November 14, 2001	By:	/s/ JOSEPH M. LIMBER

Joseph M. Limber President and Chief Executive Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Cross-License Agreement between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001. (1)

10.2	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers.

+ Confidential treatment has been granted for portions of this agreement.

(1) Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.