Form 10-K405
period 2001-12-31
ACLARA BIOSCIENCES INC
filed 2002-04-01
CIK 1067588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File Number: 0-29975

ACLARA BIOSCIENCES, INC.
(Exact Name of Registrant as specified in its Charter)

DELAWARE	94-3222727
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1288 Pear Avenue, Mountain View, California 94043
(Address of principal executive offices and Zip Code)

(650) 210-1200
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $89 million (based upon the average bid and asked prices of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, the number of outstanding shares of the Registrants’ Common Stock was 35,975,456.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant’s proxy statement for the 2002 Annual Stockholders Meeting (Part III of Proxy Statement) which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under the section, “Factors Affecting Operating Results,” contained in Part II—Item 7 of this report that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, unless required by law.

ACLARA BIOSCIENCES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

ITEM 1.    BUSINESS

OVERVIEW

We are a company with a wide range of assay chemistry and microfluidic technology and intellectual property that will enable us to broadly address the genomics, proteomics and pharmaceutical drug screening markets. We are developing multiple products based on our proprietary microfluidics and chemistry-based technologies that allow researchers to rapidly perform large numbers of chemical and biological measurements in a multiplexed, automatable format. Our Arteas™ and Plurex™ microfluidic Labcard™ products and eTag™ assay chemistries are designed to function on multiple existing instrument platforms and to leverage the substantial installed base of such instrumentation. We believe that these products will provide order-of-magnitude increases in throughput and enhanced accuracy for a wide range of laboratory analyses, at a lower cost than current analytical systems. We recently signed a world-wide sales and marketing agreement with Roche Biosciences, for our first microfluidic product, the Arteas microfluidic array chip.

INDUSTRY BACKGROUND

Life science research has been undergoing a transition in recent years to large-scale experimentation, where a single project can require hundreds or thousands of measurements. Examples of this trend are genomics, proteomics and pharmaceutical drug screening. Researchers engaged in these fast growing areas need new and improved analytical systems and tools that provide order-of-magnitude increases in the amount of data gathered as well as enhanced accuracy in the measurement of this data. To gain market acceptance, new products and systems also need to offer these benefits at attractive cost levels.

Genomics

Genomics is the analysis of nucleic acids, which are the fundamental regulatory molecules of life. Nucleic acids take two forms, DNA and RNA. These molecules contain and convey the instructions that govern all cellular activities, including protein manufacture and cell reproduction. DNA and RNA consist of linear strands of nucleotide bases, commonly known as A’s, G’s, T’s and C’s, the specific sequences of which constitute the genetic information in the cell. The unique genetic blueprint for all living organisms, from bacteria to human beings, is encoded in the DNA. The entire DNA content of an organism is known as its genome, which is organized into functional units called genes. For a cell to read the genetic blueprint, the genetic information encoded in the genes must first be copied to a specific type of RNA called messenger RNA or mRNA. The mRNA transmits this information throughout the cell and acts as the template for protein production. Proteins carry out the cellular functions encoded in the RNA copy of the DNA. Any defect or mutation in the sequence of nucleotide bases in the DNA or RNA can disrupt cell or protein function and lead to disease. With the completion of the draft sequence of the Human Genome in 2000, a major focus of researchers is the identification and analysis of genetic variation, in particular through Genotyping and Gene Expression Analysis.

Genotyping

Genotyping is the process of analyzing locations within a genome where variations in a gene sequence, or genetic polymorphisms, are known to exist. Genetic polymorphisms play a role in an individual’s susceptibility to disease and response to drugs. One type of polymorphism is a single nucleotide base variation, commonly referred to as a single nucleotide polymorphism, or SNP. Other types of variations involve changes in the length of simple repeating sequences and insertions or deletions of one or more bases at a particular location.

SNPs are the most common type of genetic variation. There are an estimated three to ten million SNPs in the human genome. Numerous groups have initiated programs to identify large numbers of human SNPs, and many companies have developed, or are developing, high throughput SNP-scoring technology platforms.

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

•
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

•
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

Several companies are developing technologies to address the need for high volume, low cost SNP genotyping. Technical approaches include capillary electrophoresis, microarrays, bead based assays, solution phase assays and mass spectroscopy. In all cases, there is a need to reduce the complexity of the genomic DNA that is the starting material for these assays. Most commonly, this is carried out using the Polymerase Chain Reaction (PCR), and represents a major bottleneck, regardless of the detection method subsequently employed. We are developing a LabCard device to address this bottleneck in sample preparation. ACLARA’s Plurex Multiplexing System is designed to provide an order of magnitude increase in the throughput of PCR-based sample preparation for SNP scoring.

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

The current leading technologies for gene expression analysis are (1) hybridization microarrays, which can be used to monitor thousands of gene products at the same time, but only for relatively small numbers of samples, because only one DNA sample can be analyzed per individual microarray, and (2) homogeneous enzyme detection methods,which can be applied to large sample sets, but typically can only measure 1–3 gene products per sample. We believe neither of these approaches is suitable for measuring large numbers of genes over large numbers of DNA samples, as the testing of pharmaceutical drug candidates requires. We believe that a technology that could provide this capability would find rapid acceptance in the marketplace.

Proteomics

The development of genomics, both in terms of Genome Sequencing and Gene Expression, has lead to a tremendous increase in the number of potential gene-based drug targets. This in turn has created a bottleneck in the ability to qualify these targets and to develop effective drug candidates based on them. As a result, there is now great interest in the emerging field of proteomics. Proteomics can loosely be described as the study of the protein content of a cell, tissue or organism and encompasses both structural approaches, such as 2D gel electrophoresis and mass spectroscopy, that are used to essentially catalogue proteins and create protein sequence information that can be searched for common features or other clues to protein function, and direct functional assays. We believe that there is a large and growing need for high throughput techniques to both quantify and measure the function of protein targets in normal cells and in response to external stimuli, such as drug treatments, or in disease.

Pharmaceutical Drug Screening

Industry sources estimate that pharmaceutical companies spend over $1.2 billion annually on instrument systems and reagents used in identifying and optimizing drug candidates. The genomics revolution is providing pharmaceutical researchers with a dramatic increase in the number of potential drug targets against which to conduct screens of compound libraries. In addition, pharmaceutical researchers are vastly expanding the size of compound libraries they use to screen against new drug targets. As a result, researchers require new laboratory technologies capable of screening increasingly large libraries against an increasing number of drug targets in a cost-effective, automated and rapid manner. The market segments related to pharmaceutical drug screening are:

•	Assay Development. During the process of assay development, researchers develop methods for measuring the interaction of candidate compounds with specific targets.

•	Primary Screening. Primary screening involves testing entire compound libraries against a drug target to identify “hits,” or those compounds which exhibit activity against a biological target.

•
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

Primary Screening

Primary screening involves performing an identical test on each compound in a large library to identify hits. Based on the size of most compound libraries today, primary screening can involve hundreds of thousands of individual measurements against a single target. The time, expense and labor required to conduct a primary screen currently limit the number of screens that pharmaceutical researchers perform, and thereby limit their opportunities for discovering new drug candidates.

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

THE ACLARA SOLUTION

We are developing a family of products for genomics, proteomics and pharmaceutical drug screening based on our microfluidic and advanced chemistries technology.

We believe that our designs for microfluidic chips will enable researchers to perform chemical and biological measurements rapidly in a multiplexed, miniaturized, automated format. Our approach employs chips produced from plastic materials, which allows the products to be marketed as single-use disposable items. Our microfluidics technology enables the accurate measurement, dispensing and mixing of volumes as small as one-millionth the volume of a well in a standard 96-microwell plate. In this manner, we can precisely manipulate a variety of fluids, including those that contain whole cells as well as cell fragments. As a result, we believe researchers can perform complex experiments faster and with greater accuracy than with existing systems, and at a reduced cost. Our initial microfluidic product, the Arteas LabCard chip addresses this opportunity.

An additional microfluidic product, the Plurex Multiplexing card, integrates proprietary chemistry into a microfluidic card that enables a novel approach to multiplexing the Polymerase Chain Reactions (PCR). PCR is ubiquitous in molecular biology and, in addition to applications in nucleic acid cloning, is widely used to increase the sensitivity with which analytical experiments can be carried out. In particular, there is a strong and growing desire, within the pharmaceuticals industry, to be able to analyze large numbers of SNP’s, both in whole genome scans, to identify those that may be linked to disease or drug response and, once identified, to screen patient or clinical trial populations. In both cases, hundreds of thousands of assays can be involved. Although several companies are developing assay technologies to address this opportunity, there is a common requirement for sample preparation to reduce the sequence complexity of the starting material—in other words, these assays cannot be run directly on genomic DNA; instead they are commonly run using PCR fragments generated from genomic DNA; this means, for every 100,000 SNP assays, 100,000 PCR reactions must first be performed. The

Plurex Multiplexing System addresses this bottleneck by enabling a 10–50 fold increase in throughput, together with a 10–20 fold reduction in consumption of PCR materials.

We enhance the power of our microfluidic chips with proprietary assay chemistries, which we believe will provide, through multiplexing capability, more information content per measurement, at a higher quality, than currently available technology. The eTag chemistry platform has been developed specifically to bring genomics and functional proteomics assays to the drug evelopment process. Using this platform, we are able both to exploit existing analytical platforms, specifically capillary array based DNA sequencers, and our microfluidics capabilities. eTag molecules are small, fluorescent molecules that can be used to label specific nucleic acid or protein “probes”. Upon specific binding of the probe to its target, the eTag molecule is released. Different eTag molecules vary by charge and mass, such that each tag has a specific “address” when subjected to electrophoresis in either a glass capillary or a plastic LabCard device. This enables significant multiplexing of assays, since several eTags can easily and quickly be distinguished from one another. In addition, the peak area can be used to quantify each tag so that the relative amounts of each analyte in a sample can be accurately deduced. We are initially focusing on the pharmaceutical development market, where providing the ability to perform hundreds or thousands of experiments in parallel on different samples is a major advantage. We are providing high throughput, multiplexed gene expression and protein expression assays, for screening of pharmaceutical drug candidates. Initially, we are providing these assays to pharmaceutical partners in the context of a read out using existing Capillary Array Electrophoresis instruments (DNA Sequencers). In parallel, we are developing a LabCard based eTag analysis system that will enable much greater throughput at higher sensitivity through the integration of chemistry and microfluidic components. We believe that this system will open up major new market opportunities, particularly in diagnostics.

KEY BENEFITS OF OUR MICRFOFLUIDIC PRODUCTS

•
Greater Flexibility in Chip Design, Cost and Use.    Our chips are produced using plastic materials and proprietary process technologies. Plastic chips offer substantial technical, commercial and customer advantages over glass chips in most applications. For example, we can make our chips with a broader range of functionality, size, thickness and format than we believe is possible with glass chips. This design flexibility provides us with significant latitude in developing chips for different applications and performance levels. In addition, we are able to manufacture our plastic chips at a significantly lower cost than possible with glass chips. We expect to provide our chips as single-use disposable products in most applications. When a chip is used only one time, there is no possibility of carryover of sample or reagents from one measurement to the next. We believe that this avoidance of carryover will be a significant advantage of our single-use chips in applications such as pharmaceutical drug screening and diagnostics.

•
Faster Analysis.    Our LabCard chips allow researchers to perform measurements faster than with conventional instrument systems. For example, we can separate released eTag molecules an order of magnitude faster than is possible with conventional capillary systems.

•
Reduced Cost.    We believe several factors combine to reduce the cost of chemical and biological information obtained from our LabCard microfluidic array chips. Because our chips perform measurements on very small volumes of material, smaller amounts of sample and reagents are consumed. For example, our Plurex cards allow PCR reactions to be carried out in 1 tenth to 1 twentieth of the volume typically used on conventional microtitre plates.

KEY BENEFITS OF OUR eTAG PRODUCTS

•
Simplicity.    Our eTag products are solution-based assays and use single color dyes. These factors reduce the complexity in the development of assay panels because (a) there are no surface effects, so there is no requirement for background reduction and washing steps, and (b) multiplexing by separation enables complete resolution of the eTag molecules, so there is no need for the complex data processing required when multiplexing by color. In addition, multiple assay controls can be included at no additional cost to the complexity of the assay.

•
Reliability and accuracy.    Because CE-based separation allows the inclusion of multiple controls in every assay, quantification can be achieved at a level of reproducibility unparalleled in the industry. Gene expression and protein expression can be measured to a high degree of accuracy. Because complete separation between eTag molecules can easily be achieved, these measurements can also be made over a very broad range of analyte concentrations.

•
Throughput.    eTag wash steps, meaning that automation of the assays using standard laboratory robotics is very straightforward. We believe there is no other technology for quantitative multiplexed gene expression and protein expression analysis that is amenable to traditional high throughput screening processes.

•
Broad applications.    We believe that our eTag technology represents the only approach available today that allows assays for DNA, RNA and proteins, including cell membrane-bound proteins, to be assayed in the same format, with the same readout and on the same samples. This allows for more integrated and relevant data with a lower overall investment since the same robotics and detection components can be re-used at will.

OUR STRATEGY

We are developing chemistries and microfluidic systems, both separately and in combination, to address several major segments of genomics and proteomics research, as well as key applications in pharmaceutical drug screening. In addition, we believe that our products will have other applications, such as for industrial process control and sensing systems, and clinical diagnostics. Our objective is to be the leading provider of high value chemical and microfluidic solutions to large, fast-growing market segments. Key elements of our strategy include:

•
Targeting our products toward high throughput, high value applications.    We have targeted our products to applications that involve large numbers of tests and where the information sought is of high value to customers. These applications include genotyping, gene and protein expression analysis and pharmaceutical drug screening.

•
Leveraging the substantial existing installed base of instruments.    Our Arteas and Plurex products have been designed to be compatible with most existing instrumentation, allowing us to leverage the substantial installed base of existing instruments. Similarly, our eTag chemistries can be utilized with existing instruments.

•
Generating recurring, high margin revenue.    We intend to generate substantial recurring revenue from the sales of single-use, disposable, plastic LabCard products and from the sale of our proprietary eTag chemistry-based products.

•
Developing collaborative relationships with pharmaceutical companies.    To introduce our novel eTag chemistries to customers we seek to develop collaborative relationships with pharmaceutical companies, focusing initially on validation of the capabilities of our proprietary chemistries as a prelude to broader adoption of the eTag chemistries by those customers.

•
Focusing on proprietary eTag chemistries that enable high value applications.    We intend to work with our collaboration partners and with pharmaceutical companies to develop chemistries for targeted applications where we can add substantial value to our customers’ drug discovery processes.

•
Leveraging our intellectual property.    As of March 2002, we had a total of approximately 230 patents and patent applications owned or licensed. These patents and applications cover patents and applications worldwide that relate to our core microfluidics technology, genetic analysis and biochemical assay methods, instrument system design, chip-to-system interface and plastic-based LabCard chip technology.

OUR TECHNOLOGY

We are a leading developer of microfluidic plastic chips for lab-on-a-chip applications, and we have developed proprietary chemistries that provide powerful multiplexing capabilities. The primary elements of our technology platform are described below.

eTag Chemistry Platform

Our proprietary eTag platform has been developed in response to our pharmaceutical partners’ desire to screen compound libraries against panels of analytes (gene products at the RNA and protein level). We have developed an assay platform that has the following characteristics:

•	Fluorescent tags (eTag molecules) that can be easily incorporated into nucleic acid or protein probes and that are specifically released upon binding of the probe to its target.

•
eTag molecules are small organic molecules that differ incrementally in their charge-to-mass ratios—and thus have a specific address in a CE based separation. There is no requirement for multiplexing based on different fluorescent spectra. In addition, released eTag molecules are ideally suited to electrokinetic injection into capillaries—only released eTag molecules are detected. In this way, data can be generated in a single well from many analytes in parallel.

•	Internal mobility and quantification controls are present in each and every assay, leading to highly accurate and reproducible identification and quantification of analytes in a panel.

•
Assays can be carried out on crude cell extracts with no purification and no wash steps. Typically, assays can be performed in industry standard Microtitre plates using conventional high throughput screening automation components.

We have developed multiplexed eTag assays for detection of panels of SNP’s, for mRNA expression panels and for protein expression panels. The different types of analyte can also be detected in parallel using the same samples (for instance, mRNA and protein levels can be measured concurrently from the same samples).

We have developed panels of RNA and protein assays to address many of the commonly studied events and pathways in drug development, including cytokines (cell growth factors), metabolic pathways and pathways that are involved in drug toxicity.

We have developed assay formats that allow us to quantify proteins such as receptor proteins, that are present in small numbers on the surface of cells, and to quantify the response of these proteins to external stimuli or cellular events.

We have developed assays based on eTag technology to measure the state of phosphorylation of specific proteins. Phosphorylation of a receptor protein is often an early response to a receptor—ligand interaction, and can be used to indicate the cellular pathways that may be regulated in response to this signal. We have developed multiplexed eTag assays to interrogate multiple receptor phosphorylation events. These cell-based assays allow cell surface proteins that are present in only a few hundred copies per cell to be measured, something that is not possible with other available technologies, and which can enable screening assays to be developed without the need to first clone the protein of interest, thus speeding up the drug development process.

Microfluidics Platform

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

With our microfluidics technology, we can manipulate extremely small volumes of liquid. For example, we can measure and dispense less than a nanoliter, or one-billionth of a liter, with better than 99% precision. We have performed biochemical assays, such as enzyme reactions, in nanoliter volumes with no loss in performance or reproducibility compared to assays performed in test tubes. In addition, we can separate mixtures of different molecules into individual components up to 1,000 times faster than with conventional electrophoresis systems, without any loss in performance. Also, we can process multiple reactions in a single microfluidic chamber, without interference between individual reactions, dramatically simplifying the chip-to-user interface.

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

SEGMENTS

As of December 31, 2001, ACLARA did not have any separately reportable business segments.

COLLABORATIONS AND STRATEGIC PARTNERSHIPS

We have entered into collaboration agreements with market leaders in various sectors of the life sciences industry. Our objective with these agreements, as well as those we plan to execute with other leading companies, is to increase demand for our product family and to speed the commercialization of our various LabCard and

eTag products. These collaborations will allow us to focus on the development of our LabCard chips, assay chemistries and analysis methods. While we intend to retain manufacturing rights for our chips in most cases, we plan to outsource the large scale commercial manufacturing of our chips to third party vendors. We believe this strategy may help to reduce the risks and costs associated with commercializing our products while allowing us to efficiently penetrate our target markets.

Third Wave Technologies—We have entered into an Agreement with Third Wave Technologies, Inc. (“Third Wave”) to jointly develop and market products incorporating Third Wave’s Invader® products and our eTag assay products. Under this Agreement, executed in October 2001, we will jointly develop and manufacture kits for genomic applications and jointly market these kits. It is anticipated that Third Wave will have a significant marketing responsibility, but that the marketing effort will be a collaborative one. Revenues and costs related to the development and marketing of products under this Agreement will be shared equally by ACLARA and Third Wave.

Roche Biosciences—In October 2001, we entered a Worldwide Distribution Agreement with Roche Biosciences (“Roche”) covering distribution of the Arteas Microfluidic Device. This Agreement has a three-year term. Under this agreement Roche will place initial orders for Arteas products and it is anticipated that Roche will commence marketing and selling activities related to Arteas products in the second quarter of 2002.

Applied Biosystems—We had entered into collaboration agreements with Applied Biosystems (“ABI”) for the purpose of co-developing systems which use our Labcard products in genetic analysis and pharmaceutical drug screening. Agreements related to these two separate fields were executed in April 1998 and March 1999, respectively. Under these agreements, systems were to be jointly developed and ABI was awarded exclusive marketing rights for Labcard products for these systems. During 2001, we agreed with ABI to amend the Agreement related to pharmaceutical drug screening to make it nonexclusive and to change the related trilateral agreement between ABI, ACLARA and Johnson & Johnson to a bilateral agreement between ACLARA and Johnson & Johnson. In March 2002, the agreement related to genetic analysis was amended to render it nonexclusive. Under both of these amended agreements, if ABI wishes to develop a Labcard product, we will have the right to negotiate to jointly develop and supply the Labcard product. ABI would obtain nonexclusive rights under certain of our patents if no agreement is reached on jointly developing the Labcard product, and we will receive royalties on product sales. We currently have no ongoing development programs with ABI. Under the bilateral agreement with Johnson & Johnson, we are continuing certain joint development activities related to genetic analysis.

MARKETING, SALES AND DISTRIBUTION

In addition to our existing relationships with Third Wave and Roche, we intend to identify and establish collaborative development and commercialization relationships with strategic partners for additional applications of our technology and with pharmaceutical companies to facilitate adoption of our technologies by those pharmaceutical companies. In addition, we are establishing our own marketing, sales and distribution infrastructure for our products. We currently have six employees engaged directly in sales and marketing activities, along with active support in key customer accounts from our technical personnel. We are currently recruiting for executive management and various sales and marketing personnel to build out our direct sales and marketing organization. This will be primarily focused in the United States, although we anticipate a small number of sales personnel based in Europe.

Our Arteas Microfluidic Device is being distributed by Roche. Our Plurex Multiplexing System will be marketed by our own direct organization, initially to a small number of potentially large customers. Our eTag assay chemistry products will be marketed by our own direct organization for applications in proteomics and in cooperation with Third Wave for applications in genomics.

RESEARCH AND DEVELOPMENT

We began developing our core technologies related to lab-on-a-chip products in the early 1990s and have recently expanded our core technologies to include unique assay chemistries, opening up new product opportunities. Research and development expense for the years ended December 31, 2001, 2000 and 1999 was $23.5 million, $21.0 million and 7.0 million, respectively. We have targeted our primary research and development efforts at the following three areas:

•
Multiplexing Detection Chemistries.    Over the last two years, our proprietary eTag platform has become a major part of our R&D efforts, extending our reach into proteomics and other new applications, including high added value approaches to the validation of drug targets and candidates.

•
Nucleic Acid Sample Processing.    In 1998, we were awarded a grant from the Advanced Technology Program of the National Institutes of Standards and Technology to develop LabCard systems for nucleic acid sample processing. We are designing these LabCard systems to perform processes, such as DNA amplification and purification, on many samples in parallel and at small volume. We expect that our Plurex LabCard systems will reduce the cost and increase the reliability of sample preparation in nucleic acid analysis.

•
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

INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies, and on related inventions that will help ensure the company of access to desired markets. As of March, 2002, the company owns or has licensed over 230 patents or patent applications. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. These patents and patent applications, more than fifty of which were filed in the last year, relate to essential areas of our technology, including among others, the following items:

•	eTag compositions, methods, and applications in gene expression, proteomics, and high throughput screening assays;

•	microfluidics instruments and devices, their fabrication, and their applications, particularly in the field of genetic analysis;

•	multiplexed amplification system that exploits the large installed base conventional micro-well technology;

•	sample loading technology for handling dilute samples in capillary electrophoresis; and

•	several microfluidics improvements, including evaporation control technology, fluid transfer devices for transferring microliter and sub-microliter volumes, signal detection, and the like.

Our issued patents have expiration dates from 2009 to 2021.

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

Our practice is to require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by us will be our exclusive property.

MANUFACTURING

We have developed in-house processes for the rapid prototyping of our LabCard chips. We also have an internal pilot manufacturing capability in order to more rapidly develop production prototype LabCard chips and the processes to manufacture them. While we intend to retain manufacturing rights for our microfluidic array chips, we plan to transfer the process technology and outsource high volume production to third party vendors. We will specify the raw materials to be used by the third party vendor in the manufacture of our LabCard products and currently expect that most of our LabCard products will be manufactured from plastic materials. We do not currently depend on any single supplier for the raw materials necessary for the operation of our business, although we may become dependent on a single supplier in the future.

We are developing manufacturing capability for our eTag products, and intend to retain this capability in-house, as well as to leverage the manufacturing capability of Third Wave for manufacturing of kits for genomic applications. Currently small volumes of eTag products are manufactured for validation and testing purposes.

COMPETITION

We are aware that other companies are developing and applying microfluidics and assay technology to certain applications in life science research. In addition, a number of established companies provide technology and products to the genomics and pharmaceutical research markets. We believe that the principal competitive factors in our markets are product capability, product reliability, customer service, supplier reputation and the sales and marketing strength of the supplier.

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

EMPLOYEES

As of December 31, 2001 we had 170 employees, of whom 147 are in research and development including pilot manufacturing and microfabrication, and 23 are in marketing and administration. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2.    PROPERTIES

We lease approximately 44,000 square feet of office space in Mountain View, California. Most of this space is currently devoted to research and development, manufacturing, marketing and administration. We are subleasing part of this space until April 30, 2002, to cover costs while retaining room for expansion. Our lease expires in July 2009.

ITEM 3.    LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to note 8 in the Notes to the Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades publicly on The Nasdaq Stock Market under the symbol ACLA. The following table sets forth for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.

	Three Month Period Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
High	$17.50	$9.90	$9.28	$6.90
Low	$4.75	$4.94	$4.90	$4.44

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
High	$54.94	$50.94	$60.00	$25.69
Low	$32.13	$23.50	$27.88	$9.13

As of February 28, 2002, there were 198 holders of record of 35,975,456 shares of outstanding Common Stock. ACLARA has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The statements of operations data for each of the years ended December 31, 2001, 2000 and 1999, and the balance sheet data as of December 31, 2001 and 2000, have been derived from our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying Notes to the Financial Statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	YEAR ENDED DECEMBER 31
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues	$3,245	$3,468	$2,936	$1,353	$2,649

Operating expenses:
Research and development	23,545	20,957	7,002	5,423	3,835
Selling, general and administrative	10,754	16,369	4,251	1,322	814
Litigation settlements	5,797	34,250	—	—	—

Total operating expenses	40,096	71,576	11,253	6,745	4,649

Loss from operations	(36,851)	(68,108)	(8,317)	(5,392)	(2,000)
Interest income (expense), net	7,811	10,002	160	(130)	2

Net loss before extraordinary loss	(29,040)	(58,106)	(8,157)	(5,522)	(1,998)
Extraordinary loss on early retirement of debt	—	(1,103)	—	—	—

Net loss	$(29,040)	$(59,209)	$(8,157)	$(5,522)	$(1,998)

Dividends related to beneficial conversion feature of preferred stock	—	—	(5,000)	—	—
Accretion to redemption value and accrued dividends on mandatorily redeemable convertible preferred stock	—	—	(5,288)	(489)	(301)

Net loss attributable to common stockholders	$(29,040)	$(59,209)	$(18,445)	$(6,011)	$(2,299)

Net loss per common share, before extraordinary loss, basic and diluted	$(0.82)	$(2.16)	$(11.85)	$(5.03)	$(4.02)

Extraordinary loss per common share, basic and diluted	$—	$(0.04)	$—	$—	$—

Net loss per common share, basic and diluted	$(0.82)	$(2.20)	$(11.85)	$(5.03)	$(4.02)

Shares used in computing net loss per common share, basic and diluted	35,257	26,944	1,556	1,195	572

	DECEMBER 31,
	2001	2000	1999	1998	1997
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, short-term and long-term investments	$137,451	$192,612	$13,729	$1,746	$237
Restricted cash	34,625	1,750	625	—	—
Working capital	81,192	190,619	12,056	(1,402)	(702)
Total assets	183,182	203,008	20,574	3,361	1,630
Capital lease obligations, net of current portion	—	—	284	407	426
Loans payable, net of current portion	507	562	3,087	—	—
Mandatory redeemable convertible preferred stock	—	—	35,973	8,819	3,839
Total stockholders’ equity (deficit)	150,467	164,555	(21,492)	(9,537)	(3,935)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-K. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that ACLARA “believes”, “anticipates”, “expects” or “plans to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in “Factors Affecting Operating Results” set forth in Part II of this report as well as other risks and uncertainties in the documents incorporated herein by reference.

OVERVIEW

We were formed by a spin-off transaction from Soane Technologies, Inc. which was incorporated in 1991 and subsequently changed its name to 2C Optics, Inc. We were incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed our name in 1998 to ACLARA BioSciences, Inc. ACLARA is a leading developer of assay chemistry and microfluidic products for life science research. Since our inception we have engaged primarily in research and development activities related to the application of our proprietary microfluidics and assay chemistry technologies to genomic and proteomic applications in the field of drug discovery.

Our business strategy is to commercialize our assay chemistries and microfluidic array devices for use in conjunction with multiple existing instrument platforms, and in the longer term, to integrate these assay chemistries and microfluidic technologies into powerful, new instrument systems.

Essentially all our revenues to date have been generated from commercial research collaborations and from government grants. Total revenues were $3.2 million, $3.5 million and $2.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

We have engaged in several collaborative agreements. Our collaborators include Roche Diagnostics (“Roche”), Third Wave Technologies, Inc., Stanford University and the R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson (“J & J”). We have received government grants from the Defense Advanced Research Projects Agency (“DARPA”) and the National Institute of Standards and Technology Advanced Technology Program (NIST ATP).

We have invested substantial amounts in establishing our assay and microfluidics technologies for life science research. From our inception to December 31, 2001, we have incurred over $63.2 million in research and development expenses. Over 80% of our 170 employees at December 31, 2001 were engaged in research and development activities.

We have incurred significant losses since our inception. As of December 31, 2001, our accumulated deficit was $105.8 million and total stockholders’ equity was $150.5 million. Operating expenses were $40.1 million (includes a $5.8 million charge related to settlements of litigation), $71.6 million (includes a $34.3 million charge related to settlements of litigation) and $11.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. We expect to incur additional operating losses over at least the next two years as we continue to expand our research and development activities, build our sales and marketing organizations and commercialize our initial products.

Our sources of potential revenue for the next several years are likely to be from receipts under existing and possible future collaborative arrangements, government research grants and product revenue from our proprietary eTag assay chemistries and microfluidic array devices.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Revenue.    Our total revenues for the years ended December 31, 2001, 2000 and 1999 were $3.2 million, $3.5 million and $2.9 million, respectively. Our revenues to date have derived primarily from commercial collaboration agreements and government grants. Variations in these revenues have derived from the timing and amount of the award of the government grants and the completion of the collaboration efforts. Revenue from product sales has not been material.

Research and Development.    Research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $23.5 million, $21.0 million and $7.0 million, respectively. The increase from 2000 to 2001 was primarily due to increased staffing and other project and personnel related costs, being partially offset by a reduction of $5.3 million in stock-based compensation expense. Of the total increase of $14 million from 1999 to 2000, $6.2 million related to stock-based compensation expense, while the balance related primarily to personnel related costs as we increased the scope of our research and development organization. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase on an absolute dollar basis.

Selling, General and Administrative.    Selling, general and administrative expenses for the years ended 2001, 2000 and 1999 were $10.8 million, $16.4 million and $4.3 million, respectively. The decrease from 2000 to 2001 was primarily due to a reduction of $7.8 million in litigation-related legal fees, being partially offset by an increase in expenses related to the number of personnel in the marketing and sales functions. The increase from 1999 to 2000 was primarily due to the increase in the number of personnel, an increase of $436,000 related to stock-based compensation expense and the additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. We expect that our selling, general and administrative expenses will increase in absolute dollar amounts as we increase our sales, marketing and corporate development activities related to the commercialization of our products, and as we increase the administrative and support infrastructure required to support our customers.

Litigation Settlements.    In 2000, settlement of litigation expenses included a charge of $1.75 million for the settlement of a dispute with 2C Optics/Rodenstock concerning repurchase of our Series A preferred shares and a charge of $32.5 million for the settlement of disputes with Caliper Technologies Corporation (“Caliper”). As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued to Caliper in March 2001, with a guaranteed liquidation price of $36.11 per share if Caliper sells the shares after August 21, 2002 but before February 21, 2003. The $32.5 million charge represented the fair value of ACLARA’s obligation at December 31, 2000 under the terms of the settlement with Caliper.

Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Caliper put obligation was initially valued at $20.8 million and was subsequently revalued at $27.2 million during the year ended December 31, 2001. As a result of these revaluations, a net charge of $6.4 million was recorded in the Statement of Operations for the year ended December 31, 2001. The put obligation has been classified as a current liability at December 31, 2001. The put obligation will continue to be revalued on a quarterly basis until settlement using a Black-Scholes pricing model with changes in valuation being recorded in the statement of operations.

In August 2001, a law firm agreed to pay ACLARA $600,000 as a settlement resolving all disputes between the law firm and ACLARA arising out of the alleged dual representation by ACLARA’s former general counsel of both Caliper and ACLARA. The payment of $600,000 was recorded as an offset to litigation settlements in the accompanying Statement of Operations for the year ended December 31, 2001.

Net Interest Income (Expense).    Net interest income (expense) represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, and interest paid on bridge loans, capital leases and equipment loans. Net interest income was $7.8 million, $10.0 million and $160,000 in 2001, 2000 and 1999, respectively. The decrease in net interest income from 2000 to 2001 was primarily due to lower average balances in cash, cash equivalents, short-term and long-term investments and lower market interest rates. The increase in net interest income from 1999 to 2000 was due to higher average cash balances related to the proceeds from our initial public offering in March 2000.

Extraordinary Loss.    In 2000, we recorded an extraordinary loss of $1.1 million related to the early payoff of capital leases and equipment financing loans. These leases and loans were paid off on September 1, 2000 with a cash payment totaling $4.1 million.

Income Taxes.    We incurred net operating losses in 2001, 2000 and 1999 and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $57.6 million and California net operating loss carryforwards of approximately $17.3 million. We also had federal research and development tax credit carryforwards of approximately $1.5 million and California research and development tax credit carryforwards of approximately $1.9 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2003 through 2021. Utilization of net operating losses and credits may be subject to substantial annual limitations due to change of ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. See Note 14 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.5 million, and research and development funding from collaborators and government grants. As of December 31, 2001, we had $31.0 million in cash and cash equivalents, $45.9 million in short-term marketable investments, $60.6 million in long-term marketable investments, as well as $34.6 million in restricted cash.

A loan agreement with the landlord of the Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an interest of 8.5%. The principal balance of this loan at December 31, 2001 is $562,000. The note matures on July 1, 2009.

Financing activities provided cash of $633,000, $197.4 million and $23.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represent the net proceeds that we received from the sale of preferred stock, common stock and proceeds from stockholder notes receivable being offset by repayments of equipment financing loans and capital leases. In March 2000, we completed an initial public offering of 10,350,000 shares of common stock at an offering price of $21.00 per share, raising net proceeds of $201.0 million.

Our operating activities used cash of $20.0 million, $16.8 million and $6.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities.

As part of our investing activities, cash outflows for additions of property and equipment were $4.0 million, $2.4 million and $4.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

In March 1999, ACLARA entered into a ten year operating lease agreement for office space. The future annual minimum loan payments including accrued interest, lease payments and sublease income under the loan and lease agreements at December 31, 2001 are as follows (in thousands):

Years ending December 31,	Loan Payments	Operating Lease Commitments	Operating Sublease Income
2002	$101	$1,128	$(95)
2003	101	1,167	—
2004	101	1,208	—
2005	101	1,250	—
2006	101	1,292	—
2007 and thereafter	260	3,432	—

Total minimum loan payments, lease payments and sublease income	$765	$9,477	$(95)

We believe that our current cash, short-term and long-term marketable investment balances and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. Despite our expectations, we may need to raise additional capital before the end of the next 24 months. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our capital commitments for the next 12 months, including loan payments, planned tenant improvements, and planned equipment purchases, are estimated to be over $5 million.

As part of our litigation settlement with Caliper, we have provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution that issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is recorded as current restricted cash in our financial statements at December 31, 2001.

CRITICAL ACCOUNTING POLICIES

ACLARA regularly reviews its selection and application of significant accounting policies and related financial disclosures. Our significant accounting policies are described in Note 2 to the financial statements. The application of these accounting policies requires that management make estimates and judgments. On an ongoing basis, ACLARA evaluates its estimates, which are based on historical experience and market and other conditions and on assumptions that we believe to be reasonable. Actual results may differ from these estimates due to actual market and other conditions, and assumptions being significantly different than was anticipated at the time of preparation of these estimates. Such differences may affect future financial results. We believe the following estimates affect the application of our most critical accounting policies and require our most significant judgments.

Revenue Recognition.    ACLARA recognizes revenue from government grants in the period in which research and development costs are incurred. Non-refundable milestone fees from commercial collaboration agreements are recognized as earned upon completion of specified milestones according to contract terms and in the absence of any on-going performance obligation. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Any amounts received in advance of performance, or with ongoing obligations still present, are deferred until performance has been completed and such obligations have been met. Product revenue is recognized when title and risk of ownership has transferred, remaining obligations are insignificant and collection of any remaining related account receivable is reasonably assured. ACLARA did not offer warranties on its products sold through December 31, 2001.

Litigation Settlements.    As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sells the shares after August 21, 2002 but before February 21, 2003. In accordance with, EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation associated with these shares is revalued on a quarterly basis. ACLARA estimates the fair value of the put obligation using a Black-Scholes pricing model with changes in valuation being recorded in the Statement of Operations. The Black-Scholes pricing model requires certain estimates and assumptions, including estimated volatility of ACLARA’s common stock and estimated life of the put obligation. Future changes in these estimates and movements in the market value of ACLARA’s common stock will impact the value of the put obligation and litigation settlement expense in ACLARA’s Statement of Operations.

From time to time, ACLARA may become involved in litigation relating to claims arising from the ordinary course of business. Management considers such claims on case-by-case basis. We accrue for loss contingencies if both of the following conditions are met:

•
Information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and

•	The amount of loss can be reasonably estimated.

Future changes in these estimates may require us to record additional reserves and may materially affect our results of operations, financial condition and future cash flows.

Cash Equivalents and Marketable Investments.    ACLARA maintains investment portfolio holdings of various issuers, types and maturities. ACLARA considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of its short-term and long-term marketable investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. At December 31, 2001, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Management also assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

•	Length of the time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability of ACLARA to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

The following tables present the hypothetical changes in fair values in ACLARA’s cash, cash equivalents, short-term and long-term marketable investments held at December 31, 2001 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal plus accrued interest at December 31, 2001 (in thousands).

	Given an Interest Rate Decrease of X Basis Points			0 BPS	Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
Money Market	$24,642	$24,552	$24,460	$24,368	$24,275	$24,184	$24,093
Commercial Paper	$20,309	$20,176	$20,042	$19,907	$19,772	$19,639	$19,506
Government Agencies	$94,748	$94,225	$93,701	$93,176	$92,653	$92,134	$91,623

	$139,699	$138,953	$138,203	$137,451	$136,700	$135,957	$135,222

The weighted average maturity of ACLARA’s long-term marketable investments at December 31, 2001 was 790 days.

With the exception of the put obligation associated with the settlement of litigation, we do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, see footnote 2 in the accompanying Notes to Financial Statements.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net losses for the years ended December 31, 2001, 2000, and 1999 were $29.0 million, $59.2 million and $8.2 million, respectively. As of December 31, 2001, we had an accumulated deficit of $105.8 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

To date, we have not generated any significant revenue from the sale of products. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with our collaborative partners, to successfully design, develop, manufacture and commercialize our proprietary assay chemistry systems and microfluidic products in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements and government grants. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of contracts with collaborators or government research grants, which may not be renewed or replaced;

•	final outcome of litigation to which we are currently a party or threatened claims against us;

•	the timing and willingness of collaborators to commercialize our products;

•	the timing of the release, and the competitiveness of our products;

•	the adoption of our novel technologies by customers

•	general and industry-specific economic conditions, which may affect our customers’ research and development expenditures and use of our products and

•	a quarterly revaluation of a put obligation which is dependent, among other things, on the volatility and level of ACLARA’s stock price.

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

NONE OF OUR PRODUCTS HAS YET BEEN SUCCESSFULLY COMMERCIALIZED.

We are in the process of commercially launching one product—the Arteas Microfluidic Device—and are in the initial stages of commercializing our eTag assay chemistries. However, we have limited experience with developing, manufacturing, distributing or selling commercial products using either our assay chemistry or microfluidic technologies. We may not be able to perfect the design of our products due to the complexity of the technologies on which they are based and/or the demands of the scientific processes that they address. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products. Even though we have designed products that function in a prototype system or on a limited volume basis, we cannot assure you that we will be able to adapt the design to allow for large-scale manufacturing. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the systems by those launch dates, or at all. If we are unable to design commercially viable assay chemistry products, LabCard products or other products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR ASSAY CHEMISTRY AND LABCARD PRODUCTS AND RELATED SYSTEMS. IF THEY DO NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WILL BE LIMITED AND OUR LOSSES WOULD INCREASE.

Demand for our products is substantially dependent upon widespread market acceptance of our assay chemistry products for applications in drug discovery and LabCard products as tools for applications in genomics and pharmaceutical drug screening. Our assay chemistry products represent a new technological approach and our ability to sell assay chemistry products will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay chemistry and microfluidic products will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•
our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost-effectiveness of our assay chemistry products and LabCard products, relative to competing technologies and products; and

•	the extent and success of our efforts and our partners’ efforts to market, sell and distribute the assay chemistry products and LabCard products.

Further, failure of our initial assay chemistry and Labcard products to be favorably received by the market could undermine our ability to successfully introduce subsequent assay chemistry and Labcard products. If our assay chemistry and Labcard products do not gain market acceptance, our losses would increase and we may be unable to remain in business.

OUR DIRECT AND THIRD PARTY SALES AND MARKETING CHANNELS NEED TO BE DEVELOPED. IF WE ARE UNABLE TO DO SO SUCCESSFULLY WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES.

We have not yet completed the buildout of sales and distribution channels for our products. We will depend on our marketing partner, Roche Diagnostics Corp., to market and sell our Arteas Microfluidic Device. Roche intends to initiate commercial sales in the second quarter of 2002. We will depend in part on our partner, Third Wave Technologies, Inc. to develop the market and sell our eTag assay chemistries for certain genomic applications, especially SNP’s. For our eTag assay chemistries, especially for applications in proteomics, and for our Plurex Multiplexing System, we will be dependent on our own sales and marketing organization, which has yet to be fully developed. We are currently recruiting executive management and sales and marketing personnel to market and sell our products.

Our ability to generate revenues will be dependent on the resources devoted by our partners to commercialization activities and the success of those activities. Our ability to generate revenue will also be dependent on our success in recruiting management and sales personnel and in building a sales and marketing organization. We cannot assure you that we will be able to successfully build and manage effective sales and distribution channels.

WE DEPEND ON A COLLABORATIVE PARTNER TO DEVELOP AND MARKET KITS THAT INCORPORATE OUR ASSAY CHEMISTRY PRODUCTS. IF OUR COLLABORATIVE PARTNER DOES NOT PERFORM AS EXPECTED, WE MAY BE UNABLE TO DEVELOP AND MARKET OUR PRODUCTS IN CERTAIN TARGET MARKETS.

We have entered into an agreement with Third Wave Technologies, Inc. (“Third Wave”) to jointly develop and market kits for applications in the field of genomics. Generally, Third Wave will incorporate our eTag assay chemistry as a component of a kit that also includes their Invader® product. While we will jointly market these kits and the related technological approach to customers, Third Wave will have the primary marketing responsibility. Accordingly, we will be substantially relying on Third Wave to market our eTag assay chemistry products for genomic applications. If Third Wave does not perform these functions satisfactorily, our ability to market, sell and distribute our products could be severely limited.

We generally do not have control over the resources or degree of effort that Third Wave may devote to our joint development and marketing programs. If Third Wave fails to conduct these collaborative activities successfully, with a suitable level of priority and in a timely manner, our business would be harmed. In addition, Third Wave could cease operations, eliminate relevant product lines, or offer, design, manufacture or promote competing lines of products. Any of those occurrences would increase our losses.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WOULD BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN THE MARKET. THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES.

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of approximately 230 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

We have no experience manufacturing our products in the high volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to the pilot manufacturing of limited volumes of Arteas and Plurex microfluidic devices, and low volume manufacturing of eTag assay chemistry products for testing purposes and for validation use by our collaborative partners and potential customers. The nature of our LabCard products requires the use of sophisticated injection molding and other manufacturing processes that are not widely available. For this reason only a limited number of vendors currently have the expertise to manufacture our products. We have relationships with outside suppliers who are currently manufacturing limited quantities of our LabCard products for initial product launch quantities and for research and development purposes. The nature of our assay chemistries necessitates access to specialized raw materials. There are only a limited number of vendors who supply these materials. We cannot be certain that these vendors will continue to supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers for commercial scale production of LabCard products and assay chemistries; and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of LabCard products or assay chemistries. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

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

WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

We compete with companies that design, manufacture and market analytical instruments for genomics, proteomics and pharmaceutical drug screening using technologies such as gel electrophoresis, capillary electrophoresis, microwell plates, robotic liquid handling systems and other product and systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures, for genomics, proteomics and drug screening markets targeted by us, using such methods as beads, hybridization chips and high density microwell plates.

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

As we begin commercialization of our products, we will face exposure to product liability claims. Any product liability claims arising in the future, regardless of their merit or eventual outcome, could increase our losses. We have secured product liability insurance coverage, but we cannot assure you that we will continue to be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. In addition, potential product liability claims may exceed the amount of our insurance or may be excluded from coverage under the terms of the policy.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED OR GENERATE THE CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, WHICH COULD HURT OUR ABILITY TO COMPETE OR ACHIEVE PROFITABILITY.

It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the end of 2003. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will continue to receive funding under existing collaborative arrangements or that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs, capital requirements for product development and commercialization and payment of monetary damages in any on-going or future litigation. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

Our executive officers, directors and their affiliates presently beneficially own or control a significant percentage of the outstanding shares of common stock. Accordingly, our current executive officers, directors and their affiliates, if acting together, would have the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership could also delay or prevent a change of control of our company at a premium price if these stockholders oppose it.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $3.23 and $66.00 per share.

The trading price of our common stock may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control including: quarterly fluctuations in results of operations; the company’s ability to successfully commercialize its products; technological innovations or new commercial products by us or our competitors; developments concerning government regulations or proprietary rights which could affect the potential growth of our customers; the execution of new collaborative agreements and material changes in the relationships with business partners; market reaction to trends in revenues and expenses, especially research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of the common stock. In addition, the stock market, and the Nasdaq National Market and the market for technology companies in particular, is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 8 of Notes to Financial Statements, we have recently been sued in a securities class action lawsuit. Although we believe that the class action lawsuit and the others described in Note 8 are without merit, an adverse determination in any of the lawsuits could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Certain provisions of our certificate of incorporation and our bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. In addition, on March 16, 2001, ACLARA adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, ACLARA’s Board of Directors declared a dividend distribution of one Preferred Share Purchase

Right (a “Right”) on each outstanding share of ACLARA’s common stock. Each Right will entitle stockholders to buy one-one hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50 in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. If ACLARA is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. These provisions may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire control of ACLARA. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger or combination with us. These factors could also limit the price that investors might be willing to pay for our common stock in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information required by this Item in included in Item 14 of Part IV of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of ACLARA BioSciences, Inc. is incorporated by reference from the information set forth under the caption “Proposal 1—Election of Directors” contained in our definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than April 30, 2002. Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference to the sections entitled “Executive Compensation” contained in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships is incorporated by reference to the section entitled “Certain Transactions” contained in our Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

ACLARA BIOSCIENCES, INC.

By:	/s/ JOSEPH M. LIMBER
Joseph M. Limber President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Joseph M. Limber and Alfred G. Merriweather, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOSEPH M. LIMBER Joseph M. Limber	President, Chief Executive Officer and Director (principal executive officer)	April 1, 2002

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (principal financial officer)	April 1, 2002

/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	April 1, 2002

/s/ JEAN DELEAGE Jean Deleage	Director	April 1, 2002

MICHAEL W. HUNKAPILLER Michael W. Hunkapiller	Director

/s/ HERBERT H. HOOPER Herbert H. Hooper	Director	April 1, 2002

ERIC S. LANDER Eric S. Lander	Director

ANDRE F. MARION Andre F. Marion	Director

ACLARA BIOSCIENCES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of ACLARA BioSciences, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ACLARA BioSciences, Inc. (a development stage enterprise) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and, cumulatively, for the period from May 5, 1995 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2002

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

BALANCE SHEETS
(in Thousands, Except Share and per Share Amounts)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$30,970	$108,886
Restricted cash	34,125	1,250
Short-term marketable investments	45,883	83,726
Accounts receivable	1,540	1,063
Prepaid expenses and other current assets	546	893
Inventories	14	—

Total current assets	113,078	195,818
Long-term marketable investments	60,598	—
Restricted cash	500	500
Property and equipment, net	8,887	6,521
Other assets, net	119	169

Total assets	$183,182	$203,008

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$974	$41
Accrued payroll and related expenses	1,077	809
Accrued expenses and other current liabilities	1,987	3,048
Deferred revenue	596	—
Litigation settlements accrual, current	27,197	1,250
Current portion of loans payable	55	51

Total current liabilities	31,886	5,199
Loans payable, net of current portion	507	562
Deferred rent	322	192
Litigation settlements, net of current portion	—	32,500

Total liabilities	32,715	38,453

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 35,871,066 shares at December 31, 2001 and 34,547,784 shares at December 31, 2000	36	35
Additional paid-in capital	259,327	248,175
Deferred stock-based compensation	(2,785)	(6,345)
Stockholder notes receivable for common stock	(571)	(542)
Accumulated other comprehensive income	281	13
Deficit accumulated during development stage	(105,821)	(76,781)

Total stockholders’ equity	150,467	164,555

Total liabilities and stockholders’ equity	$183,182	$203,008

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,			Cumulative Period from May 5, 1995 (Inception) to December 31, 2001
	2001	2000	1999
Revenues	$3,245	$3,468	$2,936	$15,368

Operating expenses:
Research and development	23,545	20,957	7,002	63,245
Selling, general and administrative	10,754	16,369	4,251	34,210
Litigation settlements	5,797	34,250	—	40,047

Total operating expenses	40,096	71,576	11,253	137,502

Loss from operations	(36,851)	(68,108)	(8,317)	(122,134)
Interest income	7,861	10,499	530	19,100
Interest expense	(50)	(497)	(370)	(1,201)

Net loss before extraordinary loss	(29,040)	(58,106)	(8,157)	(104,235)
Extraordinary loss on early retirement of debt	—	(1,103)	—	(1,103)

Net loss	(29,040)	(59,209)	(8,157)	(105,338)
Dividends related to beneficial conversion feature of preferred stock	—	—	(5,000)	(5,000)
Accretion to redemption value and accrued dividends on mandatorily redeemable convertible preferred stock	—	—	(5,288)	(6,292)

Net loss attributable to common stockholders	$(29,040)	$(59,209)	$(18,445)	$(116,630)

Loss per common share, before extraordinary loss, basic and diluted	$(0.82)	$(2.16)	$(11.85)

Extraordinary loss per common share, basic and diluted	$—	$(0.04)	$—

Net loss per common share, basic and diluted	$(0.82)	$(2.20)	$(11.85)

Shares used in net loss per common share calculation, basic and diluted	35,257	26,944	1,556

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from May 5, 1995 (Date of Inception) to December 31, 2001
(in Thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Stockholders’ Notes Receivable for Common Stock	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Stockholders’ Equity (Deficit)
	Shares	Amount
Common stock and Series A mandatorily redeemable convertible preferred stock issued in May 1995 to parent company for tangible and intangible assets and liabilities	—	$—	$—	$—	$—	$—	$—	$—
Accretion of redeemable convertible preferred stock							(14)	(14)
Net loss							(455)	(455)

Balances, December 31, 1995	—	—	—	—	—	—	(469)	(469)
Stock option exercise throughout the period	587	—	23	—	(23)	—	—	—
Accretion of redeemable convertible preferred stock	—	—	(23)	—	—	—	(178)	(201)
Net loss	—	—	—	—	—	—	(956)	(956)

Balances, December 31, 1996	587	—	—	—	(23)	—	(1,603)	(1,626)
Stock option exercise throughout the period	752	1	38	—	(21)	—	—	18
Common stock issued in February 1997 at $0.13 per share in exchange for equipment	9	—	1	—	—	—	—	1
Accretion of redeemable convertible preferred stock	—	—	(39)	—	—	—	(291)	(330)
Net loss	—	—	—	—	—	—	(1,998)	(1,998)

Balances, December 31, 1997	1,348	1	—	—	(44)	—	(3,892)	(3,935)
Warrants issued in February 1998	—	—	85	—	—	—	—	85
Stock option exercise throughout the period	246	1	38	—	(23)	—	—	16
Repayment of notes receivable from stockholders	—	—	—	—	23	—	—	23
Deferred stock-based compensation	—	—	1,671	(1,671)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	286	—	—	—	286
Accretion of redeemable convertible preferred stock	—	—	(489)	—	—	—	—	(489)
Net loss	—	—	—	—	—	—	(5,523)	(5,523)

Balances, December 31, 1998	1,594	2	1,305	(1,385)	(44)	—	(9,415)	(9,537)
Warrants issued in May 1999	—	—	445	—	—	—	—	445
Repurchase of common stock	—	—	—	—	—	—	—	—
Repurchase of Series A mandatorily redeemable convertible preferred stock and accretion of Series A in March 1999	—	—	(2,529)	—	—	—	—	(2,529)
Stock option exercise throughout the period	109	—	24	—	—	—	—	24
Repayment of notes receivable from stockholders	—	—	—	—	38	—	—	38
Deferred stock-based compensation	—	—	6,102	(6,102)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	979	—	—	—	979

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
For the Period from May 5, 1995 (Date of Inception) to December 31, 2001
(in Thousands)
	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Stockholders’ Notes Receivable for Common Stock	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Stockholders’ Equity (Deficit)
	Shares	Amount
Accretion of redeemable convertible preferred stock	—	—	(2,759)	—	—	—	—	(2,759)
Issuance of preferred stock with beneficial conversion feature	—	—	5,000	—	—	—	—	5,000
Deemed dividend on preferred stock	—	—	(5,000)	—	—	—	—	(5,000)
Change in unrealized gain on marketable investments	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(8,157)	(8,157)

Balances, December 31, 1999	1,703	2	2,588	(6,508)	(6)	4	(17,572)	(21,492)
Exercise of warrants in February 2000	10	—	20	—	—	—	—	20
Issuance of shares of common stock at $21 per share related to initial public offering, in March 2000, net of underwriting and issuance costs of $16.3 million	10,350	10	200,993	—	—	—	—	201,003
Conversion of redeemable convertible preferred stock into common stock, in connection with the initial public offering in March 2000	20,922	21	36,009	—	—	—	—	36,030
Issuance of common stock under employee stock purchase plan throughout the period	26	—	387	—	—	—	—	387
Stock option exercise throughout the period	1,677	2	774	—	(613)	—	—	163
Repayment of notes receivable from stockholders	—	—	—	—	50	—	—	50
Interest on notes receivable from stockholders	—	—	—	—	(29)	—	—	(29)
Repurchase of common stock in exchange of cancellation of notes receivable for stockholders	(140)	—	(56)	—	56	—	—	—
Deferred stock-based compensation	—	—	7,460	(7,460)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	7,623	—	—	—	7,623
Change in unrealized gain on marketable investments	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(59,209)	(59,209)

Balances, December 31, 2000	34,548	35	248,175	(6,345)	(542)	13	(76,781)	164,555
Stock option exercise throughout the period	312	—	205	—	—	—	—	205
Issuance of common stock in connection with litigation settlement	900	1	11,699	—	—	—	—	11,700
Issuance of common stock under employee stock purchase plan throughout the period	111	—	476	—	—	—	—	476
Repayment of note receivable from stockholders	—	—	—	—	3	—	—	3
Interest on note receivable from stockholders	—	—	—	—	(32)	—	—	(32)
Deferred stock-based compensation	—	—	(1,228)	1,228	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,332	—	—	—	2,332
Change in unrealized gain on marketable investments	—	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	—	(29,040)	(29,040)

Balances, December 31, 2001	35,871	$36	$259,327	$(2,785)	$(571)	$281	$(105,821)	$150,467

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,			Cumulative Period from May 5, 1995 (Inception) to December 31, 2001
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,040)	$(59,209)	$(8,157)	$(105,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,596	1,042	584	3,881
Amortization of discount on marketable investments	(770)	(2,067)	—	(2,837)
Amortization of note and long-term debt discount	—	438	143	597
Amortization of deferred stock-based compensation	2,332	7,623	979	11,221
Amortization of other assets	50	31	—	81
Preferred stock issued for interest expense	—	—	128	128
Interest income from notes receivable from stockholders	(32)	(29)	—	(61)
Revaluation expense of litigation settlement obligation	6,397	—	—	6,397
Changes in assets and liabilities:
Accounts receivable	(477)	(448)	(408)	(1,540)
Prepaid expenses and other current assets	333	(433)	(117)	(534)
Accounts payable	933	(371)	34	975
Accrued payroll and related expenses	268	695	56	1,077
Accrued expenses and other liabilities	(1,061)	1,958	795	1,986
Litigation settlement accrual	(1,250)	33,750	—	32,500
Deferred revenue	596	—	(200)	596
Deferred rent	130	192	—	321

Net cash used in operating activities	(19,995)	(16,828)	(6,163)	(50,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,973)	(2,397)	(4,424)	(11,173)
Sale of property and equipment	11	5	—	16
Restricted cash	(32,875)	(1,250)	(625)	(34,750)
Purchase of investments	(167,279)	(187,171)	(7,125)	(361,575)
Maturities of investments	145,562	109,000	3,650	258,212
Change in other assets	—	(100)	30	(97)

Net cash used in investing activities	(58,554)	(81,913)	(8,494)	(149,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	—	(570)	(357)	(1,503)
Proceeds from issuance of notes payable to related parties	—	—	—	2,487
Proceeds from issuance of loans payable	—	—	4,365	4,365
Principal payments for loans payable	(51)	(3,732)	(159)	(3,943)
Proceeds from issuance of preferred stock, net of issuance costs	—	57	22,083	29,889
Principal payments for notes payable to related parties	—	—	(119)	(119)
Repurchase of Series A preferred stock and one share of common stock	—	—	(2,713)	(2,713)
Proceeds from initial public offering, net of issuance costs	—	201,003	—	201,003
Proceeds from notes receivable from stockholders	3	50	37	113
Proceeds from issuance of common stock	681	569	24	1,308

Net cash provided by financing activities	633	197,377	23,161	230,887

Net increases (decreases) in cash and cash equivalents	(77,916)	98,636	8,504	30,970
Cash and cash equivalents, beginning of period	108,886	10,250	1,746	—

Cash and cash equivalents, end of period	$30,970	$108,886	$10,250	$30,970

The accompanying notes are an integral part of these financial statements.

	Year Ended December 31,			Cumulative Period from May 5, 1995 (Inception) to December 31, 2001
	2001	2000	1999
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$50	$401	$226	$823
Supplemental Disclosure of Significant Noncash Investing and Financing Activities
Additions to property and equipment acquired under capital lease obligation	$—	$—	$207	$1,507
Issuance of notes receivable in exchange for common stock	$—	$613	$—	$680
Net assets obtained in exchange for Series A preferred stock	$—	$—	$—	$36
Issuance of warrants in connection with notes payable	$—	$—	$446	$530
Deferred stock-based compensation	$(1,228)	$7,460	$6,102	$14,006
Accretion of mandatorily redeemable preferred stock and accrued dividends	$—	$—	$5,288	$6,322
Conversion of notes payable into preferred stock	$—	$—	$2,496	$2,496
Conversion of redeemable convertible preferred stock into common stock	$—	$36,030	$—	$36,030
Repurchase of common stock in exchange for cancellation of notes receivable from stockholders	$—	$(56)	$—	$(56)
Issuance of common stock in connection with litigation settlement	$11,700	$—	$—	$11,700

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY

ACLARA was incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed its name in 1998 to ACLARA BioSciences, Inc. ACLARA’s business strategy is to commercialize its assay chemistries and microfluidic technologies for use in conjunction with existing instrument platforms, as well as to integrate its assay chemistries and microfluidic technologies to commercialize powerful new instrument systems.

In March 2000, ACLARA completed an initial public offering of 9,000,000 shares of its common stock to the public, at a per share price of $21.00. In conjunction with the initial public offering, ACLARA’s underwriters exercised an option to purchase an additional 1,350,000 shares of common stock at a price of $21.00 per share to cover over-allotments. ACLARA received net proceeds from the offering of $201.0 million. Upon the closing of the initial public offering, each of the outstanding 20,922,289 shares of mandatorily redeemable convertible preferred stock was automatically converted into one share of common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Statement Presentation

Certain amounts in the comparative financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents, Short-Term and Long-Term Marketable Investments

ACLARA considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of its short-term and long-term marketable investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified ACLARA’s marketable investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity (deficit). The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

Carrying amounts of certain of ACLARA’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon the borrowing rates available to ACLARA for loans with similar terms, the carrying value of notes payable approximate their fair value.

Concentration of Credit Risk and Major Customers

ACLARA invests its cash, cash equivalents, short-term investments and long-term investments in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Pursuant to ACLARA’s investment guidelines, the investment portfolio should

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

have an overall weighted average maturity of less than 24 months with no one individual security having a maturity of greater than 36 months. Management believes that its investment guidelines limit credit risk and maintain liquidity.

ACLARA’s receivables are primarily derived from commercial collaborations, and accordingly, there is no collateral required for these receivables.

At December 31, 2001, two commercial collaborators accounted for 65% and 32% of accounts receivable. At December 31, 2000, one collaborator and two government agencies accounted for 56%, 22% and 19% of accounts receivable, respectively.

In 2001, two government grants and two collaborative partners individually accounted for 33%, 15%, 25% and 17% of ACLARA’s total revenue, respectively. In 2000, two collaborative partners individually accounted for 38% and 25% of ACLARA’s total revenue. In 1999, three collaborative partners individually accounted for 39%, 36% and 25% of ACLARA’s total revenue.

Inventories

Inventories at December 31, 2001 consisted of raw materials and finished goods, and are stated at the lower of average cost or net realizable value.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: three years for computer equipment and software, five years for machinery and equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the useful lives of the related assets or the remaining lease term. Maintenance and repairs expenditures are charged to operations as incurred.

Impairment of Long-Lived Assets

ACLARA evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. To date, ACLARA has not experienced significant impairment of its long-lived assets.

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

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

ACLARA recognizes revenue from government grants in the period in which research and development costs are incurred. Non-refundable milestone fees from commercial collaboration agreements are recognized as earned upon completion of specified milestones according to contract terms and in the absence of any on-going performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Any amounts received in advance of performance, or with ongoing obligations still present, are deferred until performance has been completed and such obligations have been met. Product revenue is recognized when title and risk of ownership has transferred, remaining obligations are insignificant and collection of any remaining related account receivable is reasonably assured. ACLARA did not offer warranties on its products sold through December 31, 2001.

Certain Risks and Uncertainties

ACLARA’s products and services are concentrated in rapidly changing, highly competitive markets which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by ACLARA to anticipate or to respond adequately to technological developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on ACLARA’s business and operating results.

Segments

ACLARA did not have any separately reportable business segments as of December 31, 2001.

Accounting for Stock-Based Compensation

ACLARA accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the stock option grant between the fair value of ACLARA’s stock and the exercise price of the stock option.

ACLARA accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the years ended December 31, 2001, 2000, 1999 and for the cumulative period from May 5, 1995 (date of inception) to December 31, 2001. As this component of comprehensive income is not significant, individually or in the aggregate, no separate statements of comprehensive income have been presented.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. ACLARA is required to adopt SFAS 142 in the first quarter of fiscal year 2002. ACLARA believes that the adoption of these standards will not have a material impact on its financial statements.

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning December 15, 2001. SFAS No. 144 also addresses the impairment of goodwill and non-amortizable intangibles. ACLARA believes that the adoption of SFAS No. 144 will not have a material impact on its financial statements.

Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to ACLARA’s net loss.

A reconciliation of shares used in the calculations is as follows (in thousands):

	YEARS ENDED DECEMBER 31
	2001	2000	1999
Basic and diluted:
Net loss before extraordinary loss	$(29,040)	$(58,106)	$(8,157)
Extraordinary loss on early retirement of debt	—	(1,103)	—

Net loss	(29,040)	(59,209)	(8,157)
Dividend related to beneficial conversion feature of preferred stock	—	—	(5,000)
Accretion of mandatorily redeemable preferred stock	—	—	(5,288)

Net loss attributable to common stockholders	$(29,040)	$(59,209)	$(18,445)

Weighted-average shares of common stock outstanding	35,506	27,571	1,645
Less: weighted-average shares subject to repurchase	(249)	(627)	(89)

Weighted-average shares of common stock used in basic and diluted net loss per share	35,257	26,944	1,556

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following outstanding options and warrants (prior to the application of the treasury stock method), and convertible preferred stock (on an as converted basis) were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	YEARS ENDED DECEMBER 31
	2001	2000	1999
Options and warrants	3,335	3,178	3,430
Convertible preferred stock	—	—	20,470

3.    CASH, CASH EQUIVALENTS AND MARKETABLE INVESTMENTS

The following is a summary of cash, cash equivalents, short-term and long-term marketable investments which are classified as available-for-sale at December 31, 2001 (in thousands):

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Checking and money market funds	$24,368	$—	$—	$24,368
Commercial paper	19,907	—	—	19,907
Bonds of US government and its agencies	92,895	345	64	93,176

	$137,170	$345	$64	$137,451

Reported as:
Cash and cash equivalents	$30,970	$—	$—	$30,970
Short-term marketable investments	45,772	111	—	45,883
Long-term marketable investments	60,428	234	64	60,598

	$137,170	$345	$64	$137,451

The weighted-average maturity of ACLARA’s long-term marketable investments at December 31, 2001 was 790 days. Unrealized gains and losses are reported in other comprehensive income.

The following is a summary of cash, cash equivalents and short-term marketable investments which are classified as available-for-sale at December 31, 2000 (in thousands):

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Checking and Money Market fund	$2,172	$—	$—	$2,172
Commercial Paper	182,427	—	—	182,427
Bonds of US Government and its agencies	$8,000	$13	$—	$8,013

	$192,599	$13	$—	$192,612

Reported as:
Cash and cash equivalents	$108,886	$—	$—	$108,886
Short-term marketable investments	83,713	13	—	83,726

	$192,599	$13	$—	$192,612

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    RESTRICTED CASH

Current restricted cash at December 31, 2001 comprises $34.1 million held in escrow as part of our settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA has provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution which had issued the letter of credit, required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is invested in short-term US government agency debt and money market funds.

Non-current restricted cash at December 31, 2001 comprises of $500,000 held as a certificate of deposit as collateral against operating lease payments.

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2001	2000
Machinery and equipment	$5,582	$3,344
Furniture and fixtures	686	546
Computer equipment and software	1,367	968
Leasehold improvements	4,991	3,867

	$12,626	$8,725
Less: accumulated depreciation and amortization	(3,739)	(2,204)

	$8,887	$6,521

Depreciation and amortization expense during the years ended December 31, 2001, 2000, 1999 and the cumulative period from May 5, 1995 (date of inception) to December 31, 2001, was $1,596,000 $1,042,000 $584,000 and $3,881,000 respectively. ACLARA had no assets held under capital lease obligations at December 31, 2001.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2001	2000
Security deposit	$—	$359
Goods and services	880	1,107
Professional services	667	1,582
Book overdraft	440	—

	$1,987	$3,048

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    LITIGATION SETTLEMENTS

In August 2000, ACLARA signed a settlement agreement with 2C Optics (now named Rodenstock, N.A.) pursuant to which Rodenstock N.A. agreed to drop all its claims against ACLARA in exchange for receipt of two payments totaling $1.75 million. As a result of this agreement, a $1.75 million litigation settlement expense was recorded in the accompanying Statement of Operations for the year ended December 31, 2000. At December 31, 2000, $1.25 million of the settlement was held in escrow and recorded as restricted cash. This escrow balance was discharged in August 2001.

As part of the litigation settlement with Caliper Technologies Corporation (“ Caliper’), 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sells the shares after August 21, 2002 but before February 21, 2003. A litigation settlement expense of $32.5 million was recorded in the accompanying Statement of Operations for the year ended December 31, 2000. ACLARA initially valued the put obligation associated with these shares at $20.8 million. The put obligation is classified as a liability as ACLARA had posted collateral in the form of a letter of credit to Caliper in the amount of $32.5 million, as a guarantee of ACLARA’s performance under the terms of the litigation settlement.

Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued on a quarterly basis and at December 31, 2001 the put obligation had a value of $27.2 million . The put obligation was initially valued at $20.8 million and as a result of these revaluations, a revaluation expense of $6.4 million was recorded in the accompanying Statement of Operations for the year ended December 31, 2001. The revaluation of the put obligation uses a Black-Scholes pricing model with changes in valuation being recorded in the Statement of Operations.

In August 2001, a law firm agreed to pay ACLARA $600,000 as a settlement resolving all disputes between the law firm and ACLARA arising out of the alleged dual representation of ACLARA’s former general counsel of both Caliper and ACLARA. The payment of $600,000 was recorded as an offset to litigation settlements expense in the accompanying Statement of Operations for the year ended December 31, 2001.

8.    COMMITMENTS AND CONTINGENCIES

Operating Lease

In March 1999, ACLARA entered into a ten year operating lease for office space. Lease payments for the years ended December 31, 2001, 2000, 1999 and for the cumulative period from May 5, 1995 (date of inception) to December 31, 2001, were $1,088,000, $1,051,000, $617,000, and $3,102,000, respectively.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The future annual minimum lease payments and sublease income under the leases at December 31, 2001 are as follows (in thousands):

YEAR ENDING DECEMBER 31	OPERATING LEASE COMMITMENTS	OPERATING SUBLEASE INCOME
2002	$1,128	$(95)
2003	1,167	—
2004	1,208	—
2005	1,250	—
2006	1,292	—
2007 and thereafter	3,432	—

Total minimum lease payments and sublease income	$9,477	$(95)

Legal Matters

In August 2000, ACLARA entered into a settlement and release with Rodenstock North America (“Rodenstock”) (formerly 2C Optics) relating to a dispute arising out of ACLARA’s repurchase of its Series A Preferred Stock from Rodenstock in 1999. (See Note 7 above.) The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock’s outstanding shares entitled to vote on the matter. On April 27, 2001, S&A Biotech Investments, LLC (“S&A”), a stockholder of Rodenstock, filed a shareholder derivative suit in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants, Rodenstock as a nominal defendant, and ACLARA as a defendant. S&A alleges breach of fiduciary duties by Rodenstock and the individual defendants, including Thomas Baruch, who is the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement between ACLARA and Rodenstock. S&A also asserts a claim against ACLARA for allegedly aiding and abetting the purported breach of fiduciary duty by Rodenstock and Rodenstock’s directors. Among other remedies, S&A seeks rescission of the settlement agreement and the above-referenced stock repurchase. The hearing regarding ACLARA’s motion to dismiss S&A’s action is scheduled for April 2002. ACLARA believes that it has meritorious defenses and intends to defend this action vigorously. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements.

On June 15, 2001, ACLARA filed suit against its former General Counsel, Bertram Rowland (“Rowland”), in the Superior Court of California, San Mateo County. ACLARA’s action, which arises from Rowland’s alleged dual representation of ACLARA and Caliper Technologies Corp., asserts various causes of action, including breach of fiduciary duty, professional malpractice, and concealment, and seeks damages, as well as rescission of Rowland’s employment agreement, stock option agreement and indemnity agreement. These agreements relate to Rowland’s now terminated status as General Counsel of the Company. Rowland has answered the Complaint, denied all claims and asserted various affirmative defenses. On or about October 2, 2001, Rowland filed a Cross-Complaint against ACLARA and Joseph Limber, the Company’s President and Chief Executive Officer. Rowland alleges a variety of claims, including fraud, negligent misrepresentation, breach of contract regarding the above-noted agreements, and securities fraud under California state law, and he seeks damages. The Company and Mr. Limber have answered the Cross-Complaint, denied all claims and asserted affirmative defenses. To date, Rowland has not provided any quantification of his alleged damages. ACLARA believes that it has meritorious defenses and intends to defend itself vigorously against Rowland’s Cross-Complaint. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. The case is set for trial beginning August 12, 2002.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is captioned Held v. ACLARA Biosciences, Inc., also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. (More than 300 issuers have been named in similar lawsuits.) The ACLARA defendants’ time to respond to the complaint has not yet expired. ACLARA believes it has meritorious defenses and intends to vigorously defend itself against this suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements.

9.    RESEARCH AND DEVELOPMENT COLLABORATIONS

In March 1999, ACLARA entered into an agreement with the R.W. Johnson Pharmaceutical Research Institute (“PRI”), a division of the Johnson and Johnson Development Corporation and Applied Biosystems. Under this agreement, ACLARA and Applied Biosystems agreed to develop and provide to PRI advanced prototype microfluidic systems for pharmaceutical drug screenings. Under a side agreement between ACLARA and Applied Biosystems, any royalty received from PRI for manufacturing or selling of microfluidic electrophoresis devices would be split between Applied Biosystems and ACLARA. In October 2001, ACLARA, PRI and Applied Biosystems agreed to modify the three-way drug screening collaboration agreements to allow for a two-way collaboration on this program between ACLARA and PRI but excluding Applied Biosystems. Under the terms of the modified collaboration, ACLARA recognized $800,000 of revenue in 2001.

In October 2001, ACLARA entered into an exclusive worldwide distribution agreement (“Distribution Agreement”) with Roche Diagnostics Corporation (“Roche”) for ACLARA’s Arteas products. No revenue has been recognized in 2001 for the distribution of ACLARA’s Arteas products under this Distribution Agreement. The Distribution Agreement includes a $500,000 fee payable to ACLARA which provides Roche with exclusive rights of first refusal and negotiation rights to access certain other products of ACLARA. Pursuant to the term of the Agreement, $400,000 of the $500,000 fee will be recognized as revenue on a straight-line basis over the 3 year term of the Agreement. The remaining $100,000 is creditable against research services provided by ACLARA under a subsequent research and development agreement.

In November 2001, ACLARA entered into a research and development agreement (“R & D Agreement”) with Roche for the provision of research by ACLARA in various areas. Pursuant to the terms of the R & D Agreement, $80,000 of revenue has been recognized in the accompanying Statements of Operations for the year ended December 31, 2001.

10.    LOANS PAYABLE

In September 2000, ACLARA paid off its capital lease obligations and a loan with a financial institution. As a result of these payoffs, ACLARA incurred an extraordinary loss on the early retirement of debt of approximately $1.1 million in the accompanying Statements of Operations for the year ended December 31, 2000.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 1999, ACLARA entered into a loan agreement with its landlord to borrow $663,000 for leasehold improvements at an interest rate of 8.5% per annum. In December 1999 ACLARA borrowed the proceeds of $663,000 under a ten year promissory note with interest calculated on the basis of a 30 day month. The loan matures on July 1, 2009. At December 31, 2001, $562,000 was outstanding as follows (thousands):

DECEMBER 31, 2001
Notes Payable in monthly installments at 8.5% interest maturing in July, 2009	$562
Less: current portion	$(55)

$507

Maturities of term debt were as follows:

Year Ending December 31,
2002	$55
2003	$60
2004	$65
2005	$71
2006 and thereafter	$311

$562

11.    STOCKHOLDERS’ EQUITY

Common Stock

ACLARA’s Certificate of Incorporation, as amended, authorizes ACLARA to issue 150,000,000 shares of $0.001 par value common stock. A portion of common stock options granted to ACLARA employees have been exercised before the stock options were vested. As a result of these early exercises, the unvested portion of the exercised stock option is subject to a right of repurchase by ACLARA over the vesting period. The vesting period is generally four years. 106,449 and 391,613 shares of common stock were subject to repurchase by ACLARA at December 31, 2001 and December 31, 2000, respectively.

Deemed Dividends

In December 1999, ACLARA issued 1,241,723 of Series H mandatorily redeemable convertible preferred stock at $4.03 per share for proceeds of $5,000,000. The issuance resulted in a beneficial conversion feature of $5,000,000, calculated in accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features.” The beneficial conversion feature is reflected as a preferred dividend in the Statement of Operations for the year ended December 31, 1999.

Warrants

In December 1996, ACLARA issued warrants to purchase 135,000 shares of common stock at a price of $1.33 per share to the lessor of ACLARA’s previous facility. The warrants will expire upon the earliest of December 6, 2003 or the closing of an acquisition of ACLARA.

In May 1999, in conjunction with a loan agreement with a financial institution, ACLARA issued warrants to purchase 138,890 shares of common stock at an exercise price of $1.80 per share. The warrants have a ten year term ending in May 2009.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Stock Option Plans

As of December 31, 2001, the Board of Directors had reserved 7,541,504 shares of common stock under its 1995 Stock Plan and Amended and Restated 1997 Stock Plan (the “1997 Plan” and together with the 1995 Stock Plan, the “Plans”) for issuance to employees, directors and consultants of ACLARA. The 1997 Plan contains a provision whereby the number of shares reserved will increase by 1,125,000 on each anniversary of the adoption of the 1997 Plan by the Company’s Board of Directors.

Employees can exercise options through the use of a full recourse note payable to ACLARA. The shares purchased through a note payable are held in escrow by ACLARA until the note has been fully repaid. Interest is charged on the note at federal rates. At December 31, 2001 and December 31, 2000, the outstanding balance of notes receivable and accrued interest was $571,000 and $542,000, respectively.

Options granted under the Plans may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plans. The Board of Directors or its designated stock administrator determines the period over which options become exercisable, usually as the stock option vests. Stock options granted to employees generally vest at a rate of 25% of the stock option grant after one year of employment followed by an additional 1/48th of the stock option grant vesting each month thereafter. The vesting schedule for stock options granted to non-employees who are not on the Board of Directors varies, as determined by the stock administrator. The vesting schedule for stock options granted after ACLARA’s initial public offering in March 2000 to independent members of the Board of Directors is that the options vest in cumulative quarterly installments of 1/4 of the option on each of the quarterly anniversaries of the grant date, commencing with the ninth quarterly anniversary of the grant, so that they are 100% vested on the third anniversary of the grant date.

The exercise price of incentive stock options can be no less than 100% of the fair market value per share of ACLARA’s common stock on the grant date. The exercise price of nonstatutory stock options can be no less than the par value of ACLARA common stock on the grant date.

The term of incentive stock options in which the grantee owns more than 10% of the voting power of all classes of stock is no longer than five years. For all other options, the term is no longer than ten years.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity under the Plans is as follows:

	OUTSTANDING OPTIONS
	SHARES AVAILABLE FOR GRANT	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Options reserved at Plan inception	1,418,501	—
Options granted	(1,252,418)	1,252,418	$0.04

Balances, December 31, 1995	166,083	1,252,418	$0.04
Additional shares reserved	525,000	—
Options granted	(349,275)	349,275	$0.04
Options exercised	—	(586,901)	$0.04
Options canceled	75,000	(75,000)	$0.04

Balances, December 31, 1996	416,808	939,792	$0.04
Additional shares reserved	750,000	—
Options granted	(588,019)	588,019	$0.17
Options exercised	—	(751,434)	$0.05
Options canceled	131,813	(131,813)	$0.07

Balances, December 31, 1997	710,602	644,564	$0.14
Additional shares reserved	1,500,000	—
Options granted	(1,358,127)	1,358,127	$0.45
Options exercised	—	(246,057)	$0.16
Options canceled	148,695	(148,695)	$0.32

Balances, December 31, 1998	1,001,170	1,607,939	$0.38
Additional shares reserved	820,503	—
Options granted	(1,554,126)	1,554,126	$0.48
Options exercised	—	(109,554)	$0.22
Options canceled	161,447	(161,447)	$0.33

Balances, December 31, 1999	428,994	2,891,064	$0.44
Additional shares reserved	1,402,500	—
Options granted	(1,438,320)	1,438,320	$12.48
Options exercised	—	(1,676,796)	$0.43
Options canceled	374,962	(374,962)	$3.31

Balances, December 31, 2000	768,136	2,277,626	$7.58
Additional shares reserved	1,125,000	—
Options granted	(2,195,025)	2,195,025	$5.65
Options exercised	—	(311,820)	$0.65
Options canceled	1,102,181	(1,102,181)	$11.34

Balances, December 31, 2001	800,292	3,058,650	$5.55

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows:

	OPTIONS OUTSTANDING			OPTIONS CURRENTLY EXERCISABLE
EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0.04	43,887	3.57	$0.04	43,887	$0.04
$0.09	8,250	4.97	$0.09	8,250	$0.09
$0.11	9,376	5.69	$0.11	9,376	$0.11
$0.40	204,966	6.89	$0.40	150,036	$0.40
$0.63	169,767	7.70	$0.63	83,517	$0.63
$3.33	424,854	8.05	$3.33	284,875	$3.33
$4.33—5.00	194,280	9.61	$4.67	8,040	$4.33
$5.02	1,212,975	9.28	$5.02	221,137	$5.02
$5.03—5.95	209,450	9.77	$5.14	—	—
$6.32—6.84	45,750	9.63	$6.66	5,000	$6.33
$7.06—7.96	108,200	9.49	$7.74	—	—
$8.00—8.85	38,000	9.49	$8.32	—	—
$9.28—9.75	85,650	9.32	$9.74	1,124	$9.75
$10.00	67,750	8.25	$10.00	28,044	$10.00
$11.81	112,100	8.98	$11.81	30,014	$11.81
$18.50	67,895	8.76	$18.50	18,318	$18.50
$28.00	33,750	8.41	$28.00	12,442	$28.00
$38.81	21,750	8.57	$38.81	13,905	$38.81

	3,058,650	8.77		917,965	$4.59

As of December 31, 2000, options to purchase 320,323 shares of common stock were exercisable under the Plans.

Employee Stock Purchase Plan

ACLARA adopted an Employee Stock Purchase Plan (“Purchase Plan”) in February of 2000. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of ACLARA’s common stock under the Purchase Plan. The Purchase Plan contains successive six-month offering periods and the price of stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the stock either at the beginning of the offering period or at the end of the offering period. ACLARA has reserved 450,000 shares of common stock under the Purchase Plan. Purchases under the Purchase Plan for years ended December 2001 and December 31, 2000 were 107,512 and 25,453 shares of common stock at an average price of $4.42 and $15.19 per share, respectively. Shares available for future purchase under the Purchase Plan are 317,035 at December 31, 2001. The Purchase Plan will terminate in May 2010.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Stock-Based Compensation

ACLARA has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each option grant to employees is estimated on the date of grant using the minimum value or Black Scholes method with the following weighted average assumptions:

	YEAR ENDED DECEMBER 31
	2001	2000	1999
Expected dividend yield	—	—	—
Risk-free interest rate	3.41%	6.08%	5.30%
Expected life (in years)	5.0	5.0	5.0
Expected stock price volatility	100%	100%	—

The expected life is based on the assumption that stock options on average are exercised one year after they are fully vested. The risk free interest rate was calculated in accordance with the grant date and expected life calculated. The expected stock price volatility is based upon the expected volatility of ACLARA’s stock over the life of the option.

The weighted average estimated fair value of employee stock options granted during 2001, 2000 and 1999 was $4.29, $12.90 and $4.69, respectively.

Had compensation cost for the option plans been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Net loss attributable to common stockholders:
As reported	$(29,040)	$(59,209)	$(18,445)
Pro forma	$(33,652)	$(64,624)	$(19,199)

Basic and diluted net loss per common share:
As reported	$(0.82)	$(2.20)	$(11.85)

Pro forma	$(0.95)	$(2.40)	$(12.34)

During 2000 and 1999, ACLARA issued stock options to certain employees under the Plans with exercise prices below the deemed fair value of ACLARA’s common stock at the date of grant. In accordance with the requirements of APB 25, ACLARA has recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the deemed fair value of ACLARA’s common stock at the date of grant. This deferred stock-based compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using the straight line method.

During the years ended December 31, 2001, 2000 and 1999, ACLARA has recorded deferred stock-based compensation related to stock options granted to employees and non-employees of $0, $7,460,000 and $6,102,000, of which $2.3 million, $7.6 million and $980,000 has been amortized and recognized as an expense in the accompanying Statement of Operations for the years ended 2001, 2000 and 1999, respectively. For the year ended December 31,2001, $1.2 million of unamortized deferred stock-based compensation was reversed relating to the termination of several ACLARA employees.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Preferred Share Purchase Rights

On March 16, 2001, ACLARA adopted a Stockholder Rights Plan (the “Rights Plan”). Pursuant to the Rights Plan, ACLARA’s Board declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of ACLARA’s common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. If ACLARA is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50. ACLARA’s Board will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The dividend distribution to establish the new Rights Plan is payable to stockholders of record on April 6, 2001. The Rights Plan will expire in 2011.

12.    EMPLOYEE BENEFIT PLAN

ACLARA established a 401(k) Plan (“Plan”) to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the Plan up to 20% of their compensation, limited by certain Internal Revenue Service restrictions. ACLARA’s matching contribution is discretionary and is determined by the Board of Directors. ACLARA has not contributed to the Plan since its inception.

13.    RELATED PARTY TRANSACTIONS

In October 2001, ACLARA amended a research collaboration it had with the R.W. Johnson Pharmaceutical Research Institute (“PRI”). PRI previously owned shares of Series D, Series E and Series F mandatorily redeemable convertible preferred stock, which were subsequently converted to common stock during ACLARA’s initial public offering in March 2000. Revenue from this collaboration totaled $800,000, $1.3 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

During 2000, ACLARA issued promissory notes to three officers and three other employees totaling approximately $613,000 for the exercise of certain stock options. These notes bear interest of between 4.6% and 5.8% per annum with the principal and accrued interest being repayable between two and three years from the date of issuance. During 2001, ACLARA did not issue any promissory notes to any related party. The amount outstanding at December 31, 2001 and December 31, 2000 including accrued interest was $571,000 and $542,000, respectively. The promissory notes are full recourse and are collateralized by a pledge of ACLARA’s common stock.

In July 2000, ACLARA issued a loan of approximately $41,000 to an officer. The amount outstanding at December 31, 2001 and December 31, 2000 including accrued interest was $45,000 and $41,000, respectively. The loan bears interest at a rate of 6.6% per annum with a term of approximately two years from the date of issuance. The loan is collateralized by a pledge of ACLARA’s common stock.

In 2001, ACLARA entered into change of control and indemnification agreements with certain of its Officers.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.    INCOME TAXES

The net deferred tax assets are comprised of the following (in thousands):

	DECEMBER 31,
	2001	2000
Net operating loss carried-forward	$20,593	$12,483
Tax credit carried-forward	2,767	1,702
Accrued litigation costs	15,255	13,444
Capitalized research and development	1,624	—
Other	333	440

	40,572	28,069
Less: valuation allowance	(40,572)	(28,069)

Net deferred tax assets	$—	$—

The reconciliation of the statutory federal income tax rate to ACLARA’s effective tax rate is as follows:

	DECEMBER 31,
	2001	2000
Tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal benefits	(7.83)%	(4.90)%
Stock-based compensation	1.14%	3.81%
Change in valuation allowance	43.49%	35.78%
Tax credits	(2.25)%	(0.78)%
Other	(0.55)%	0.09%

Provision for taxes	—%	—%

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, ACLARA has provided a full valuation allowance against its net deferred tax assets at December 31, 2001 and December 31, 2000.

At December 31, 2001, ACLARA had federal and state net operating loss carryforwards of approximately $57,596,000 and $17,315,000, respectively. If not utilized, the federal loss carryforwards begin to expire in the year 2010, and the state loss carryforwards begin to expire in the year 2003.

ACLARA has tax credit carryforwards of $1,524,000 and $1,882,000 for federal and state income tax purposes, respectively. The federal tax credits expire between 2010 and 2021 if not utilized.

The Internal Revenue Code limits the use of net operating loss and tax credits carry forwards in certain situations where changes occur in the stock ownership of a company. If ACLARA should have an ownership change, as defined by tax law, utilization of the carryforwards could be restricted.

15.    EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

During the year ended December 31, 2000, ACLARA recorded an extraordinary loss of $1.1 million related to the early retirement of debt.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Revenues	$934	$849	$507	$955
Litigation settlements	(4,777)	2,389	(2,839)	(570)
Loss from operations	(12,477)	(5,220)	(10,823)	(8,331)
Net loss	(9,815)	(3,219)	(9,086)	(6,920)
Litigation settlements per common share, basic and diluted	(0.14)	0.07	(0.08)	(0.02)
Net loss per common share, basic and diluted	$(0.28)	$(0.09)	$(0.26)	$(0.19)

2000
Revenues	$840	$950	$947	$733
Litigation settlements	—	—	(1,750)	(32,500)
Loss from operations	(5,789)	(8,323)	(11,828)	(42,168)
Net loss before extraordinary loss	(5,917)	(4,866)	(8,471)	(38,852)
Extraordinary loss on early retirement of debt	—	—	(1,103)	—
Net loss	(5,917)	(4,866)	(9,574)	(38,852)
Litigation settlements per common share, basic and diluted	—	—	(0.05)	(0.96)
Net loss per common share before extraordinary loss, basic and diluted	(0.94)	(0.15)	(0.25)	(1.15)
Extraordinary loss per common share on early retirement of debt, basic and diluted	—	—	(0.03)	—
Net loss per common share, basic and diluted	$(0.94)	$(0.15)	$(0.28)	$(1.15)

EXHIBIT INDEX

Exhibit Number		Description

3.1
Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 222-95107 (our “Form S-1”).)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.6 to our Form S-1.)

3.3		Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

10.1		Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2		1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3		Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4		Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

10.5		Change of Control Agreement by and between Joseph M. Limber and ACLARA BioSciences, Inc., effective as of January 19, 2000 (Incorporated by reference to Exhibit 10.5 to our Form S-1.)

10.8		Lease Agreement between ACLARA BioSciences, Inc. and The Pear Avenue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

10.9		Master Equipment Lease between Phoenix Leasing and Soane BioSciences, Inc., dated as of November 15, 1995 (Incorporated by reference to Exhibit 10.9 to our Form S-1.)

10.10	+
Agreement for an Exclusive Alliance to Develop, Manufacture and Market a Chip-Based Screening System for Cell Analysis between Cellomics, Inc. and ACLARA BioSciences, Inc, dated as of October 26, 1999 (Incorporated by reference to Exhibit 10.10 to our Form S-1.)

10.11	+	Collaboration Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.12	+	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.13	+
Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and ACLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

10.14	+	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.15
Master Loan and Security Agreement by and between ACLARA BioSciences, Inc. and Transamerica Business Credit Corporation, dated as of May 27, 1999 (Incorporated by reference to Exhibit 10.15 to our Form S-1.)

10.16		ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.17		Agreement between Packard BioScience Company and ACLARA BioSciences, dated as of February 21, 2000 (Incorporated by reference to Exhibit 10.17 to our Form S-1.)

10.18		Consulting Agreement with Dr. Eric Lander dated as of January 15, 2000 (Incorporated by reference to Exhibit 10.18 to our Form S-1.)

10.19		Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

Exhibit Number		Description

10.20	+
Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.21	+
Cross-License Agreement between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14 , 2001.)

10.22
Common Stock Issuance Agreement between ACLARA BioSciences, Inc. and Caliper Technologies Corp., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.23
Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2001.)

10.24	*	Amended and Partially Restated Collaboration Agreement between ACLARA BioSciences, Inc. and PE Corporation (NY), executed as of March 22, 2002.

10.25		Second Side Agreement Between ACLARA BioSciences, Inc. and PE Corporation (NY), effective as of September 30, 2000.

10.26	*	Supply and Distributorship Agreement between ACLARA BioSciences, Inc. and Roche Diagnostics Corporation, dated as of October 26, 2001.

10.27
First Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., executed as of October 1, 2001.

10.28	*
Second Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., dated as of October 26, 2001.

10.29	*	Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001.

10.30	*	Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated as of October 24, 2001.

23		Consent of PricewaterhouseCoopers LLP

24		Powers of Attorney (see signature page to this report)

+	Confidential treatment has been granted as to portions of this exhibit.
*	Confidential treatment has been requested as to portions of this exhibit.