Form 10-Q
period 2002-03-31
ACLARA BIOSCIENCES INC
filed 2002-05-15
CIK 1067588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                              .

Commission file number: 0-29975

ACLARA BioSciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3222727
(State of incorporation)	(IRS Employer Identification Number)

1288 Pear Avenue
Mountain View, California 94043
(Address of principal executive offices and zip code)

650-210-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐.

The number of shares outstanding of the registrant’s common stock as of April 30, 2002 was 35,988,502.

ACLARA BIOSCIENCES, INC.

T ABLE OF CONTENTS

		PAGE

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Condensed Statements of Operations for the Three Months Ended March 31, 2002 and 2001 and for the Cumulative Period From May 5, 1995 (Inception) to March 31, 2002	4

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 and for the Cumulative Period from May 5, 1995 (Inception) to March 31, 2002	5

	Notes to the Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Part II:	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K.	18

Signatures		21

PART I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED BALANCE SHEETS
(in Thousands, Except Share and per Share Amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,868	$30,970
Restricted cash	34,625	34,125
Short-term marketable investments	59,338	45,883
Accounts receivable	482	1,540
Prepaid expenses and other current assets	293	546
Inventories	16	14

Total current assets	111,622	113,078
Long-term marketable investments	54,841	60,598
Restricted cash	—	500
Property and equipment, net	9,292	8,887
Other assets, net	106	119

Total assets	$175,861	$183,182

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$673	$974
Accrued payroll and related expenses	954	1,077
Accrued expenses and other current liabilities	2,851	1,987
Deferred revenue	561	596
Litigation settlements accrual	28,730	27,197
Current portion of loans payable	56	55

Total current liabilities	33,825	31,886
Loans payable, net of current portion	492	507
Deferred rent	350	322

Total liabilities	34,667	32,715

Contingencies (Note 3)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 35,984,752 shares at March 31, 2002 and 35,871,066 shares at December 31, 2001	36	36
Additional paid-in capital	259,004	259,327
Deferred stock-based compensation	(2,051)	(2,785)
Stockholder notes receivable for common stock	(571)	(571)
Accumulated other comprehensive income (loss)	(315)	281
Deficit accumulated during development stage	(114,909)	(105,821)

Total stockholders’ equity	141,194	150,467

Total liabilities and stockholders’ equity	$175,861	$183,182

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from May 5, 1995 (Inception) to March 31, 2002
	2002	2001
Revenues	$590	$934	$15,958

Costs and operating expenses:
Research and development	6,392	5,755	69,637
Selling, general and administrative	2,833	2,879	37,043
Litigation settlements	1,534	4,777	41,581

Total costs and operating expenses	10,759	13,411	148,261

Loss from operations	(10,169)	(12,477)	(132,303)
Interest income	1,093	2,675	20,193
Interest expense	(12)	(13)	(1,213)

Net loss before extraordinary loss	(9,088)	(9,815)	(113,323)
Extraordinary loss on early retirement of debt	—	—	(1,103)

Net loss	(9,088)	(9,815)	(114,426)
Dividends related to beneficial conversion feature of preferred stock	—	—	(5,000)
Accretion to redemption value and accrued dividends on mandatorily redeemable convertible preferred stock	—	—	(6,292)

Net loss attributable to common stockholders	$(9,088)	$(9,815)	$(125,718)

Net loss per common share, basic and diluted	$(0.25)	$(0.28)

Shares used in net loss per common share calculation, basic and diluted	35,860	34,449

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from May 5, 1995 (Inception) to March 31,2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,088)	$(9,815)	$(114,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	350	4,374
Amortization of discount on marketable investments	(192)	(287)	(3,029)
Amortization of note and long-term debt discount	—	—	597
Amortization of deferred stock-based compensation	361	731	11,582
Amortization of other assets	13	—	94
Preferred stock issued for interest expense	—	—	128
Interest income from notes receivable from stockholders	(9)	(10)	(70)
Revaluation expense of litigation settlement obligation	1,534	4,777	7,931
Changes in assets and liabilities:
Accounts receivable	1,058	(385)	(482)
Prepaid expenses and other current assets	251	(104)	(283)
Accounts payable	(301)	(1)	674
Accrued payroll and related expenses	(123)	(16)	954
Accrued expenses and other liabilities	864	(1,519)	2,850
Litigation settlement accrual	—	—	32,500
Deferred revenue	(35)	—	561
Deferred rent	28	37	349

Net cash used in operating activities	(5,146)	(6,242)	(55,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(898)	(814)	(12,071)
Sale of property and equipment	1	—	17
Restricted cash	—	(34,125)	(34,750)
Purchase and maturities of investments	(8,104)	84,000	(111,467)
Change in other assets	—	—	(97)

Net cash provided (used) in investing activities	(9,001)	49,061	(158,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	—	—	(1,503)
Proceeds from issuance of notes payable to related parties	—	—	2,487
Proceeds from issuance of loans payable	—	—	4,365
Principal payments for loans payable	(14)	(13)	(3,957)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	29,889
Principal payments for notes payable to related parties	—	—	(119)
Repurchase of Series A preferred stock and one share of common stock	—	—	(2,713)
Proceeds from initial public offering, net of issuance costs	—	—	201,003
Proceeds from notes receivable from stockholders	7	4	120
Proceeds from issuance of common stock	52	81	1,360

Net cash provided by financing activities	45	72	230,932

Net increase (decrease) in cash and cash equivalents	(14,102)	42,891	16,868
Cash and cash equivalents, beginning of period	30,970	108,886	—

Cash and cash equivalents, end of period	$16,868	$151,777	$16,868

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. Furthermore, interim results of operations are not necessarily indicative of the results that may be expected for the entire year or for other interim periods.

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

A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Basic and diluted:
Net loss	$(9,088)	$(9,815)

Weighted-average shares of common stock outstanding	35,934	34,805
Less: weighted-average shares subject to repurchase	(74)	(356)

Weighted-average shares of common stock used in basic and diluted net loss per share calculations	35,860	34,449
Net loss per common share—basic and diluted	$(0.25)	$(0.28)

The following outstanding options and warrants (prior to the application of the treasury stock method), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):
	March 31,
	2002	2001
Options and warrants	3,260	2,545

2.    RESTRICTED CASH

Current restricted cash at March 31, 2002 and December 31, 2001 comprised of $34.1 million held in escrow as part of our settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA has provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution which had issued the letter of credit, required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is invested in short-term US government agency debt and money market funds.

Current restricted cash at March 31, 2002 also includes $500,000 held as a certificate of deposit as collateral against operating lease payments. This item was classified as restricted cash, non-current, at December 31, 2001.

3.    LITIGATION SETTLEMENTS AND CONTINGENCIES

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

Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued on a quarterly basis and at March 31, 2001, December 31, 2001 and March 31, 2002, the put obligation had a value of $25.6 million, $27.2 million and $28.7 million, respectively. As a result of these revaluations, revaluation expenses of $1.5 million and $4.8 million were recorded in the accompanying Statements of Operations for the quarters ended March 31, 2002 and 2001, respectively. The revaluation of the put obligation uses a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The adoption of these standards has not had a material impact on ACLARA’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 also addresses the impairment of goodwill and non-amortizable intangibles. The adoption of SFAS No. 144 has not had a material impact on ACLARA’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND A NALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2001. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that ACLARA “believes”, “anticipates”, “expects” or “plans to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in “Factors Affecting Operating Results” set forth below.

OVERVIEW

ACLARA is a leading developer of assay chemistry and microfluidic products for life science research. Since our inception we have engaged primarily in research and development activities related to the application of our proprietary microfluidics and assay chemistry technologies to genomics and proteomics in the field of drug discovery.

Our business strategy is to commercialize our assay chemistries and microfluidic devices for use in conjunction with multiple existing instrument platforms, and in the longer term, to integrate these assay chemistries and microfluidic technologies into powerful, new instrument systems.

We have engaged in several collaborative agreements. Our collaborators include Roche Diagnostics (“Roche”), Third Wave Technologies, Inc. and Stanford University. We have received government grants from the Defense Advanced Research Projects Agency (“DARPA”).

We have invested substantial amounts in establishing our assay chemistries and microfluidic devices for life science research. From our inception to March 31, 2002, we have incurred over $69.6 million in research and development expenses. Over 80% of our 161 employees at April 30, 2002 were engaged in research and development activities.

We have incurred significant losses since our inception. As of March 31, 2002, our accumulated deficit was $114.9 million and total stockholders’ equity was $141.2 million. Operating expenses were $10.8 million (includes a $1.5 million charge related to a litigation settlement) and $13.4 million (includes a $4.8 million charge related to a litigation settlement) for the quarters ended March 31, 2002 and 2001, respectively. We expect to incur additional operating losses over at least the next year as we continue to expand our research and development activities, build our sales and marketing organizations and commercialize our initial products.

Our sources of potential revenue for the next several years are likely to be from receipts under existing and possible future collaborative arrangements, government research grants and product revenue from our proprietary eTag assay chemistries and microfluidic devices.

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 2002 AND 2001

Revenues.    Revenues for the quarters ended March 31, 2002 and March 31, 2001 were $590,000 and $934,000, respectively. Our revenues to date have been derived primarily from commercial collaboration agreements and government grants. Variations in these revenues have been caused by the timing and amount of government grant awards and completion of collaboration efforts.

Research and Development.    Research and development expenses for the quarters ended March 31, 2002 and March 31, 2001 were $6.4 million and $5.8 million, respectively. The increase from 2001 to 2002 was primarily due to increased license fees and increased personnel-related expenses as a result of an increased level of staffing related to our proprietary eTag assay chemistries. These increases were partially offset by a reduction of $350,000 in stock-based compensation expense. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase on an absolute dollar basis.

Selling, General and Administrative.    Selling, general and administrative expenses for the quarters ended March 31, 2002 and March 31, 2001 were $2.8 million and $2.9 million, respectively. This primarily reflects an increase in compensation related expense and an increase in sales and marketing expense related to the initiation of commercialization activities for our proprietary eTag assay chemistries. These increases were partially offset by a reduction in legal expenses and a reduction in other general expenses. We expect that our selling, general and administrative expenses will increase in absolute dollar amounts as we increase our sales and marketing activities related to the commercialization of our products and as we increase the administrative and support infrastructure required to support our customers.

Litigation Settlements.    As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sells the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares at $20.8 million. Based on the change in ACLARA’s stock price, the put obligation was subsequently revalued on a quarterly basis and at March 31, 2001, December 31, 2001 and March 31, 2002, the put obligation had a value of $25.6 million, $27.2 million and $28.7 million, respectively. As a result of these revaluations, a revaluation expense of $1.5 million and $4.8 million was recorded in the accompanying Statements of Operations for the quarters ended March 31, 2002 and 2001, respectively. The put obligation has been classified as a current liability at March 31, 2002. The put obligation will continue to be revalued on a quarterly basis until settlement using a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations.

Net Interest Income (Expense).    Net interest income (expense) represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, and interest paid on equipment loans. Net interest income was $1.1 million and $2.7 million for the quarters ended March 31, 2002 and March 31, 2001, respectively. The decrease in net interest income from 2001 to 2002 was primarily due to lower average balances of cash and cash equivalents, short-term and long-term investments and lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.5 million, and research and development funding from collaborators and government grants. As of March 31, 2002, we had $16.9 million in cash and cash equivalents, $59.3 million in short-term marketable investments, $54.8 million in long-term marketable investments, as well as $34.6 million in restricted cash.

A loan agreement with the landlord of the Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at March 31, 2002 was $548,000. The note matures on July 1, 2009.

Financing activities provided cash of $45,000 and $72,000 for the quarters ended March 31, 2002 and 2001, respectively. This primarily reflects cash proceeds received through the employee exercise of stock options.

Operating activities used cash of $5.1 million and $6.2 million for the quarters ended March 31, 2002 and 2001, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities.

As part of our investing activities, cash outflows were $9.0 million for the quarter ended March 31, 2002, primarily due to the net purchase of marketable investments. Investing activities for the quarter ended March 31, 2001 provided cash of $49.0 million, primarily reflecting $84 million of net investments maturing being partially offset by the increase in restricted cash of $34.1 million.

We believe that our current cash and cash equivalents, short-term and long-term marketable investment balances and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. Despite our expectations, we may need to raise additional capital before the end of the next 24 months. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

As part of our litigation settlement with Caliper, we have provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution that issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is recorded as restricted cash in our financial statements at March 31, 2002. Restricted cash at March 31, 2002 also includes $500,000 held as a certificate of deposit as collateral against operating lease payments.

FACTORS AFFECTING OPERATING RESULTS

The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Any of these risk factors could materially and adversely affect our business results of operations, financial condition and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net losses for the quarter ended March 31, 2002 and the years ended December 31, 2001, 2000, and 1999 were $9.1 million, $29.0 million, $59.2 million and $8.2 million, respectively. As of March 31, 2002, we had an accumulated deficit of $114.9 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of contracts with collaborators or government research grants, which may not be renewed or replaced;

•	final outcome of litigation to which we are currently a party or threatened claims against us;

•	the timing and willingness of collaborators to commercialize our products;

•	the timing of the release, and the competitiveness of our products;

•	the adoption of our technologies by customers;

•	general and industry-specific economic conditions, which may affect our customers’ research and development expenditures and use of our products; and

•	a quarterly revaluation of a put obligation which is dependent, among other things, on the volatility and level of ACLARA’s stock price.

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

We have not fully developed sales and distribution channels for our products. We will depend on our marketing partner, Roche Diagnostics Corp., to market and sell our Arteas Microfluidic Device. We will depend in part on our partner, Third Wave Technologies, Inc. to develop the market and sell our eTag assay chemistries for certain genomic applications. For our eTag assay chemistries, especially for applications in proteomics, and for our Plurex Multiplexing System, we will be dependent on our own sales and marketing organization, which has yet to be fully developed. We may not be able to successfully recruit executive management and sales and marketing personnel to market and sell our products.

Our ability to generate revenues will be dependent on the resources devoted by our partners to commercialization activities and the success of those activities. Our ability to generate revenue will also be dependent on our success in recruiting management and sales personnel and in building a sales and marketing organization. We cannot assure you that we will be able to successfully build and manage effective sales and distribution channels, or that our partners will devote sufficient resources to our commercialization efforts to be effective.

WE DEPEND ON A COLLABORATIVE PARTNER TO DEVELOP AND MARKET KITS THAT INCORPORATE OUR ASSAY CHEMISTRY PRODUCTS. IF OUR COLLABORATIVE PARTNER DOES NOT PERFORM AS EXPECTED, WE MAY BE UNABLE TO DEVELOP AND MARKET OUR PRODUCTS IN CERTAIN TARGET MARKETS.

We have entered into an agreement with Third Wave Technologies, Inc. (“Third Wave”) to jointly develop and market kits for applications in the field of genomics. Generally, Third Wave is expected to incorporate our eTag assay chemistry as a component of a kit that also includes their Invader® product. While we will jointly market these kits and the related technological approach to customers, Third Wave will have the primary marketing responsibility. Accordingly, we will be substantially relying on Third Wave to market our eTag assay chemistry products for genomic applications. If Third Wave does not perform these functions satisfactorily, our ability to market, sell and distribute our products could be severely limited.

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

The defense and prosecution, if necessary, of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings will result in substantial expense to us, and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

We have no experience manufacturing our products in the high volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to the pilot manufacturing of limited volumes of Arteas and Plurex microfluidic devices, and low volume manufacturing of eTag assay chemistry products for testing purposes and for validation use by our collaborative partners and potential customers. The nature of our LabCard products requires the use of sophisticated injection molding and other manufacturing processes that are not widely available. For this reason, only a limited number of vendors currently have the expertise to manufacture our products. We have relationships with outside suppliers who are currently manufacturing limited quantities of our LabCard products for initial product launch quantities and for research and development purposes. The nature of our assay chemistries necessitates access to specialized raw materials. There are only a limited number of vendors who supply these materials. We cannot be certain that these vendors will continue to supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers for commercial scale production of LabCard products and assay chemistries, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of LabCard products or assay chemistries. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues.

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. There is currently a shortage of skilled executives and intense competition for such personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain personnel with the advanced qualifications necessary for the development of our business. The inability to attract and retain the necessary scientific, technical and managerial personnel could have a material adverse effect on our research and development activities, sales revenue, operating costs and future growth prospects.

WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

We compete with companies that design, manufacture and market analytical instruments for genomics, proteomics and pharmaceutical drug screening using technologies such as gel electrophoresis, capillary electrophoresis, microwell plates, robotic liquid handling systems and other products and systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures for genomics, proteomics and drug screening markets targeted by us, using such methods as beads, hybridization chips and high density microwell plates.

We anticipate that we will face increased competition in the future as new companies enter the market with new technologies. Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introduction, characterize the markets for our products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Many of these competitors have greater financial and personnel resources and more experience in research and development than we have. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies which are our potential customers or our strategic partners will not develop competing products.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE, WHICH WOULD INCREASE OUR LOSSES IF SUCH CLAIMS OCCURRED.

As we begin commercialization of our products, we will face exposure to product liability claims. Any product liability claims arising in the future, regardless of their merit or eventual outcome, could increase our losses. We cannot assure you that we will continue to be able to maintain our current coverage or obtain new insurance on acceptable terms with adequate coverage, or at reasonable costs. In addition, potential product liability claims may exceed the amount of our insurance or may be excluded from coverage under the terms of the policy.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $2.35 and $66.00 per share.

The trading price of our common stock may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control including: quarterly fluctuations in results of operations; our ability to successfully commercialize our products; technological innovations or new commercial products by us or our competitors; developments concerning government regulations or proprietary rights which could affect the potential growth of our customers; the execution of new collaborative agreements and material changes in the relationships with business partners; market reaction to trends in revenues and expenses, especially research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, and the Nasdaq National Market and the market for technology companies in particular, is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in our Form 10-K for the year ended December 31, 2001, we have recently been sued in a securities class action lawsuit. Although we believe that the class action lawsuit and the other lawsuits described in our Form 10-K for the year ended December 31, 2001 are without merit, an adverse determination in any of the lawsuits could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

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

ITEM 3.    QU ANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of Quantitative and Qualitative Disclosures About Market Risk should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

The following table present the hypothetical changes in fair values in ACLARA’s cash and cash equivalents, short-term and long-term marketable investments held at March 31, 2002, that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal plus accrued interest at March 31, 2002 (in thousands).

	Given an Interest Rate Decrease of X Basis Points				Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	0 BPS	50 BPS	100 BPS	150 BPS
Money Market	$15,252	$15,229	$15,206	$15,182	$15,159	$15,135	$15,112
Commercial Paper	$11,215	$11,127	$11,037	$10,947	$10,856	$10,766	$10,678
Government Agencies	$106,859	$106,219	$105,574	$104,918	$104,276	$103,635	$103,001

	$133,326	$132,575	$131,817	$131,047	$130,291	$129,536	$128,791

The weighted average maturity of ACLARA’s long-term marketable investments at March 31, 2002 was 793 days.

With the exception of the put obligation associated with the settlement of litigation, we do not utilize derivative financial instruments, derivative commodity instruments or other market-risk sensitive instruments, positions or transactions in any material fashion.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to ACLARA’s Form 10-K for the year ended December 31, 2001.

ITEM 2.    CHANGES IN SE CURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENI OR SECURITIES

None.

ITEM 4.    SUBMISSION OF MAT TERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INF ORMATION

None.

ITEM 6.    EXHIBITS AND REPO RTS ON FORM 8-K

(a)  Exhibits.    The exhibits listed below are incorporated by reference as part of this report:

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

10.10†
Agreement for an Exclusive Alliance to Develop, Manufacture and Market a Chip-Based Screening System for Cell Analysis between Cellomics, Inc. and ACLARA BioSciences, Inc, dated as of October 26, 1999 (Incorporated by reference to Exhibit 10.10 to our Form S-1.)

10.11†	Collaboration Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.12†	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.13†
Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and ACLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

10.14†	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

Exhibit Number	Description

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

10.20†
Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.21†
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

10.24*
Amended and Partially Restated Collaboration Agreement between ACLARA BioSciences, Inc. and PE Corporation (NY), executed as of March 22, 2002. (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.25
Second Side Agreement Between ACLARA BioSciences, Inc. and PE Corporation (NY), effective as of September 30, 2000. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.26*
Supply and Distributorship Agreement between ACLARA BioSciences, Inc. and Roche Diagnostics Corporation, dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.27
First Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., executed as of October 1, 2001. (Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on April 1, 2002.)

Exhibit Number	Description

10.28*
Second Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.29*
Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.30*
Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on April 1, 2002.)

†	Confidential treatment has been granted as to portions of this exhibit.

*	Confidential treatment has been requested as to portions of this exhibit.

(b)  Current Reports on Form 8-K.    ACLARA did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGN ATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)	May 15, 2002