Form 10-Q
period 2002-06-30
ACLARA BIOSCIENCES INC
filed 2002-08-14
CIK 1067588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2002 was 36,154,955.

ACLARA BIOSCIENCES, INC.

		PAGE
Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001 and for the Cumulative Period From May 5, 1995 (Inception) to June 30, 2002	4

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 and for the Cumulative Period from May 5, 1995 (Inception) to June 30, 2002	5

	Notes to the Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Part II:	Other Information

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K.	17

Signatures		20

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$45,780	$30,970
Restricted cash	34,125	34,125
Short-term marketable investments	30,917	45,883
Accounts receivable	152	1,540
Prepaid expenses and other current assets	629	546
Inventories	42	14

Total current assets	111,645	113,078
Long-term marketable investments	48,316	60,598
Restricted cash	—	500
Property and equipment, net	9,356	8,887
Other assets, net	100	119

Total assets	$169,417	$183,182

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$941	$974
Accrued payroll and related expenses	1,057	1,077
Accrued expenses and other current liabilities	2,908	1,987
Deferred revenue	519	596
Litigation settlements accrual	30,541	27,197
Current portion of loans payable	57	55

Total current liabilities	36,023	31,886
Loans payable, net of current portion	478	507
Deferred rent	378	322

Total liabilities	36,879	32,715

Contingencies (Note 3)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 36,148,437 shares at June 30, 2002 and 35,871,066 shares at December 31, 2001	36	36
Additional paid-in capital	259,235	259,327
Deferred stock-based compensation	(1,695)	(2,785)
Stockholder notes receivable for common stock	(579)	(571)
Accumulated other comprehensive income	308	281
Deficit accumulated during development stage	(124,767)	(105,821)

Total stockholders’ equity	132,538	150,467

Total liabilities and stockholders’ equity	$169,417	$183,182

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from May 5, 1995 (Inception) to June 30, 2002
	2002	2001	2002	2001
Revenues	$673	$849	$1,263	$1,783	$16,631

Costs and operating expenses:
Research and development	6,668	5,921	13,060	11,676	76,305
Selling, general and administrative	3,078	2,537	5,911	5,416	40,121
Litigation settlement	1,810	(2,389)	3,344	2,388	43,391

Total costs and operating expenses	11,556	6,069	22,315	19,480	159,817

Loss from operations	(10,883)	(5,220)	(21,052)	(17,697)	(143,186)
Interest income	1,037	2,014	2,130	4,689	21,230
Interest expense	(12)	(13)	(24)	(26)	(1,225)

Net loss before extraordinary loss	(9,858)	(3,219)	(18,946)	(13,034)	(123,181)
Extraordinary loss on early retirement of debt	—	—	—	—	(1,103)

Net loss	$(9,858)	$(3,219)	$(18,946)	$(13,034)	$(124,284)

Dividends related to beneficial conversion feature of preferred stock	—	—	—	—	(5,000)
Accretion to redemption value and accrued dividends on mandatorily redeemable convertible preferred stock	—	—	—	—	(6,292)

Net loss attributable to common stockholders	$(9,858)	$(3,219)	$(18,946)	$(13,034)	$(135,576)

Net loss per common share, basic and diluted	$(0.27)	$(0.09)	$(0.53)	$(0.37)
Shares used in net loss per common share calculation, basic and diluted	36,051	35,360	35,955	34,892

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from May 5, 1995 (Inception) to June 30, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,946)	$(13,034)	$(124,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,004	742	4,884
Amortization of discount on marketable investments	(276)	(287)	(3,113)
Amortization of note and long-term debt discount	—	—	597
Amortization of deferred stock based compensation	705	1,353	11,926
Amortization of other assets	—	25	81
Preferred stock issued for interest expense	—	—	128
Interest income form notes receivable from stockholders	(16)	(16)	(77)
Revaluation of litigation settlement	3,344	2,388	9,741
Changes in assets and liabilities:
Accounts receivable	1,388	(904)	(152)
Prepaid expenses and other assets	(64)	92	(599)
Inventories	(28)	(22)	(28)
Accounts payable	(33)	(12)	942
Accrued payroll and related expenses	(20)	81	1,057
Accrued expenses and other liabilities	921	(1,137)	2,907
Litigation settlement accrual	—	—	32,500
Deferred revenue	(77)	—	519
Deferred rent	56	75	377

Net cash provided by (used) in operating activities	(12,044)	(10,656)	(62,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,474)	(1,460)	(12,647)
Sale of property and equipment	1	11	17
Investment in restricted cash	500	(34,125)	(34,250)
Purchase and maturities of investments, net	27,553	76,000	(75,810)
Change in other assets	—	—	(97)

Net cash provided by (used in) investing activities	26,580	40,426	(122,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(27)	(25)	(1,530)
Proceeds from issuance of notes payable to related parties	—	—	2,487
Proceeds from issuance of loans payable	—	—	4,365
Repayments of loans payable	—	—	(3,943)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	29,889
Principal payments for notes payable to related parties	—	—	(119)
Repurchase of Series A preferred stock and one share of common stock	—	—	(2,713)
Proceeds from initial public offering, net of issuance costs	—	—	201,003
Proceeds from notes receivable from stockholders	6	4	119
Proceeds from issuance of common stock	295	376	1,603

Net cash provided by financing activities	274	355	231,161

Net increase in cash and cash equivalents	14,810	30,125	45,780
Cash and cash equivalents, beginning of period	30,970	108,886	—

Cash and cash equivalents, end of period	$45,780	$139,011	$45,780

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in ACLARA’s Form 10-K and Form 10-Q for the year and quarter ended December 31, 2001 and March 31, 2002, respectively, as filed with the Securities and Exchange Commission. Furthermore, interim results of operations are not necessarily indicative of the results that may be expected for the entire year or for other interim periods.

Recent Accounting Developments

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the financial position or results of operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material impact on the financial position or results of the operations of Company.

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

A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic and diluted:
Net loss	$(9,858)	$(3,219)	$(18,946)	$(13,034)

Weighted average shares of common stock outstanding	36,086	35,644	36,010	35,212
Less: weighted average shares subject to repurchase	(35)	(284)	(55)	(320)

Weighted-average shares of common stock used in basic and diluted net loss per share calculations	36,051	35,360	35,955	34,892

Net loss per common share—basic and diluted	$(0.27)	$(0.09)	$(0.53)	$(0.37)

The following outstanding options, warrants and common stock subject to repurchase (prior to the application of the treasury stock method), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Options and Warrants	3,407	2,797	3,407	2,797
Common stock subject to repurchase	27	249	27	249

2.    RESTRICTED CASH

Current restricted cash at June 30, 2002 and December 31, 2001 comprised of $34.1 million held in escrow as part of our settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA has provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution, which had issued the letter of credit, required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is invested in short-term US government agency debt and money market funds.

3.    LITIGATION SETTLEMENT AND CONTINGENCIES

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

Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued on a quarterly basis and at December 31, 2001, March 31, 2002 and June 30, 2002, the put obligation had a value of $27.2 million, $28.7 million and $30.5 million, respectively. As a result of these revaluations, a revaluation expense of $1.8 million and a revaluation credit of $2.4 million were recorded in the accompanying Statements of Operations for the three months ended June 30, 2002 and 2001, respectively, and revaluation expenses of $3.3 million and $2.4 million were recorded in the accompanying Statements of Operations for the six months ended June 30, 2002 and 2001, respectively. The revaluation of the put obligation uses a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations.

        In August 2000, ACLARA entered into a settlement and release with Rodenstock N.A. (“Rodenstock”) of alleged claims arising out of ACLARA’s repurchase of its Series A Preferred Stock from Rodenstock in 1999. The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock’s outstanding shares entitled to vote on the matter. On April 27, 2001, S&A Biotech Investments, LLC (“S&A”), a stockholder of Rodenstock, filed a shareholder derivative suit in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants, Rodenstock as a nominal defendant, and ACLARA as a defendant. The purported claims by S&A are (1) breach of fiduciary duties and corporate waste by Rodenstock Instruments Corporation and the individual defendants, including Thomas Baruch, who is the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement, and (2) aiding and abetting the breach of fiduciary duties by ACLARA. Among other remedies, S&A seeks rescission of the settlement agreement and repurchase of the Series A Preferred Stock and injunctive relief. ACLARA filed its demurrer, and Rodenstock and Mr. Baruch filed their demurrers and motions for summary judgment, which were heard in April 2002. The Court denied all demurrers, but granted Rodenstock and Mr. Baruch’s motion for summary judgment. Plaintiff has dismissed without prejudice its claims against ACLARA while it considers appealing the judgment for the other defendants.

        On June 15, 2001, ACLARA filed suit against its former General Counsel, Bertram Rowland (“Rowland”), in the Superior Court of California, San Mateo County. ACLARA’s action, which arises from Rowland’s alleged dual representation of ACLARA and Caliper Technologies Corp., asserts various causes of action, including breach of fiduciary duty, professional malpractice, and concealment, and seeks damages, as well as rescission of Rowland’s employment agreement, stock option agreement and indemnity agreement. These agreements relate to Rowland’s now terminated status as General Counsel of ACLARA. Rowland has answered the Complaint, denied all claims and asserted various affirmative defenses. On or about October 2, 2001, Rowland filed a Cross-Complaint against ACLARA and Joseph Limber, the Company’s President and Chief Executive Officer. Rowland alleged a variety of claims, including fraud, negligent misrepresentation, breach of contract regarding the above-noted agreements, and securities fraud under California state law, and he seeks damages. The Company and Mr. Limber have answered the Cross-Complaint, denied all claims and asserted affirmative defenses. In June 2002, Rowland dismissed his causes of action relating to alleged fraud or misrepresentation with respect to securities and alleged breach of contract with respect to his employment agreement or stock option agreement. ACLARA believes that it has meritorious defenses and intends to defend itself vigorously against the remaining causes of action asserted by Rowland. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. The case is set for trial beginning January 27, 2003.

ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA Biosciences, Inc.  Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. (More than 300 issuers have been named in similar lawsuits.) In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. Plaintiffs have not yet filed their opposition to the issuers’ omnibus motion to dismiss. ACLARA believes it has meritorious defenses and intends to vigorously defend itself against this suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2001 and the Form 10-Q for the quarter ended March 31, 2002. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that ACLARA “believes”, “anticipates”, “expects” or “plans to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in “Factors Affecting Operating Results” set forth below.

OVERVIEW

ACLARA is a leading developer of assay chemistry and microfluidic products for life science research. Since our inception we have engaged primarily in research and development activities related to the application of our proprietary microfluidics and assay chemistry technologies to genomics and proteomics in the field of drug discovery. Prospectively, our focus is expected to be primarily on our assay chemistry technologies since we believe that these present the most significant opportunity.

Our business strategy is to commercialize our assay chemistries and microfluidic devices for use in conjunction with multiple existing instrument platforms, and in the longer term, to integrate these assay chemistries and microfluidic technologies into powerful, new instrument systems.

We have invested substantial amounts in establishing our assay chemistries and microfluidic devices for life science research. From our inception to June 30, 2002, we have incurred over $76.3 million in research and development expenses. Over 80% of our 145 employees at July 31, 2002 were engaged in research and development activities.

We have incurred significant losses since our inception. As of June 30, 2002, our accumulated deficit was $124.8 million and total stockholders’ equity was $132.5 million. Total costs and operating expenses were $11.6 million (includes a $1.8 million charge related to a litigation settlement) and $6.1 million (includes a $2.4 million revaluation credit related to a litigation settlement) for the quarters ended June 30, 2002 and 2001, respectively. We expect to incur additional operating losses over at least the next two years as we continue to invest significant resources in research and development activities, build our sales and marketing organizations and commercialize our initial products.

Our sources of potential revenue for the next several years are likely to be from receipts under existing and possible future collaborative arrangements, government research grants and product revenue derived primarily from our proprietary eTag assay chemistries.

In July 2002, we took steps to increase our focus on our eTag assay chemistry opportunities and to reduce costs, particularly those costs associated with the microfluidics aspect of our business. As part of this refocusing of our operations, we expect to reduce our headcount by approximately 50 employees during the third and fourth quarters of the year. While we are reducing the resources allocated to microfluidic activities, we expect that microfluidic technologies will continue to play a role in our operations prospectively but primarily in ways that enhance the market for our eTag assay chemistries. Regarding our microfluidic products, (i) Roche has recently launched the Arteas Microfluidic Device and we will depend on Roche to develop the market for this product, and (ii) for our Plurex Multiplexing System, we are limiting our near-term commercialization activities to developing an initial customer base and will seek a partner through whom a full scale commercialization effort can be initiated. Related to these actions, we anticipate taking a charge in the third quarter of 2002 of approximately $2 million to $3 million. Of this charge, approximately $750,000 is related to anticipated severance and other associated costs and approximately $1.25 million to $2.25 million is related to the likely write-down of certain fixed assets that are not expected to be used prospectively.

RESULTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2002 AND 2001

Revenues.    Revenues for the three months ended June 30, 2002 and 2001 were $673,000 and $849,000, respectively. Revenues for the six months ended June 30, 2002 and 2001 were $1.3 million and $1.8 million, respectively. Our revenues to date have been derived primarily from commercial collaboration agreements and government grants. Variations in these revenues have been caused by the timing and amount of government grant awards and completion of milestones in our collaboration efforts. During the quarter ended June 30, 2002, revenue included initial launch-related sales of Arteas devices to Roche pursuant to our collaboration with them on that product.

        Research and Development.    Research and development expenses for the three months ended June 30, 2002 and 2001 were $6.7 million and $5.9 million, respectively. Research and development expenses for the six months ended June 30, 2002 and 2001 were $13.1 million and $11.7 million, respectively. The increase from 2001 to 2002 was primarily due to increased license fees and increased personnel-related expenses as a result of an increased level of staffing related to our proprietary eTag assay chemistries, and other costs associated with joint development of certain initial products pursuant to our agreement with Third Wave Technologies, Inc. These increases were partially offset by a reduction of $278,000 and $554,000 in stock-based compensation expense for the three and six month periods, respectively. A portion of our research and development expenditures relates to our joint development programs with Third Wave. Under our agreement with Third Wave, we share certain development and commercialization costs, as well as the related revenues, with Third Wave. As of June 30, 2002, we had not recognized any revenues from our agreement with Third Wave. We are exploring with Third Wave some possible changes to that agreement that may put more of the responsibility for development and commercialization efforts on us. The headcount reduction described earlier is expected to reduce research and development expenditures, particularly on microfluidic products. However, because the reduction in headcount is expected to occur over the third and fourth quarters of 2002, the full impact of the cost reduction will not be felt earlier than the first quarter of 2003, and may be partially offset by increased spending in our eTag assay chemistry activities. Notwithstanding these cost reductions, we expect to continue to devote substantial resources to research and development.

Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended June 30, 2002 and 2001 were $3.1 million and $2.5 million, respectively. Selling, general and administrative expenses for the six months ended June 30, 2002 and 2001 were $5.9 million and $5.4 million, respectively This primarily reflects an increase in compensation related expense and an increase in sales and marketing expense related to the initiation of commercialization activities for our proprietary eTag assay chemistries. We expect that our selling, general and administrative expenses will increase in absolute dollar amounts as we increase our sales and marketing activities related to the commercialization of our products and as we increase the administrative and support infrastructure required to support our customers.

Litigation Settlements.    As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sells the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares at $20.8 million. Based on the change in ACLARA’s stock price, the put obligation was subsequently revalued on a quarterly basis and at December 31, 2001, March 31, 2002 and June 30, 2002, the put obligation had a value of $27.2 million, $28.7 million and $30.5 million, respectively. As a result of these revaluations, a revaluation expense of $1.8 million and a revaluation credit of $2.4 million were recorded in the accompanying Statements of Operations for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, revaluation expenses of $3.3 million and $2.4 million were recorded in the accompanying Statements of Operations, respectively. The put obligation has been classified as a current liability at June 30, 2002. The put obligation will continue to be revalued on a quarterly basis until settlement using a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations.

Net Interest Income (Expense).    Net interest income (expense) represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, and interest paid on equipment loans. Net interest income was $1.0 million and $2.0 million for the three months ended June 30, 2002 and 2001, respectively, and $2.1 million and $4.7 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in net interest income from 2001 to 2002 was primarily due to lower average balances of cash and cash equivalents, short-term and long-term investments and lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.5 million, and research and development funding from collaborators and government grants. As of June 30, 2002, we had total unrestricted cash resources of $125.0 million, comprising $45.8 million in cash and cash equivalents, $30.9 million in short-term marketable investments and $48.3 million in long-term marketable investments. In addition, we had $34.1 million in restricted cash.

A loan agreement with the landlord of the Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at June 30, 2002 was $535,000. The note matures on July 1, 2009.

Financing activities provided cash of $274,000 and $355,000 for the six months ended June 30, 2002 and 2001, respectively. This primarily reflects cash proceeds received through the employee exercise of stock options and employee participation in the employee stock purchase program.

Operating activities used cash of $12.0 million and $10.7 million for the six months ended June 30, 2002 and 2001, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities.

Investing activities for the six months ended June 30, 2002 provided cash of $26.6 million, primarily reflecting $27.6 million of net investments maturing. Investing activities for the six months ended June 30, 2001 provided cash of $40.4 million, primarily reflecting $76.0 million of net investments maturing being partially offset by the increase in restricted cash of $34.1 million.

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

As part of our litigation settlement with Caliper, we have provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution that issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is recorded as restricted cash in our financial statements at June 30, 2002.

RECENT ACCOUNTING DEVELOPMENTS

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the financial position or results of operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material impact on the financial position or results of the operations of Company.

FACTORS AFFECTING OPERATING RESULTS

The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Report on Form 10-Q for the three months ended March 31, 2002. Any of these risk factors could materially and adversely affect our business, results of operations, financial condition and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net losses for the six months ended June 30, 2002 and the years ended December 31, 2001, 2000, and 1999 were $18.9 million, $29.0 million, $59.2 million and $8.2 million, respectively. As of June 30, 2002, we had an accumulated deficit of $124.8 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

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

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR ASSAY CHEMISTRY AND LABCARD PRODUCTS AND RELATED SYSTEMS. IF THEY DO NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WOULD BE LIMITED AND OUR LOSSES WOULD INCREASE.

Demand for our products is substantially dependent upon widespread market acceptance of our assay chemistry products for applications in drug discovery and LabCard products as tools for applications in genomics and pharmaceutical drug screening. Our assay chemistry products represent a new technological approach, and our ability to sell assay chemistry products will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay chemistry and microfluidic products will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•
our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost effectiveness of our assay chemistry products and LabCard products, relative to competing technologies and products; and

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

OUR DIRECT AND THIRD PARTY SALES AND MARKETING CHANNELS NEED TO BE DEVELOPED. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES.

We have not fully developed sales and distribution channels for our products. We will depend on our marketing partner, Roche Diagnostics Corp., to market and sell our Arteas Microfluidic Device. For our Plurex Multiplexing System, we are seeking a partner to initiate full commercial launch of the product, and we will depend on that partner, if such a partner can be identified, to market the Plurex system. We will depend in part on our partner, Third Wave Technologies, Inc. to develop the market and sell our eTag assay chemistries for certain genomic applications. For our eTag assay chemistries, especially for applications in proteomics, we will be dependent on our own sales and marketing organization, which has yet to be fully developed. We may not be able to successfully recruit executive management and sales and marketing personnel to market and sell our products.

Our ability to generate revenues will be dependent on the development of the appropriate partnerships, on the resources devoted by our partners to commercialization activities and on the success of those activities. Our ability to generate revenue will also be dependent on our success in recruiting management and sales personnel and in building a sales and marketing organization. We cannot assure you that we will be able to successfully build and manage effective sales and distribution channels, or that our partners will devote sufficient resources to our commercialization efforts to be effective.

WE DEPEND ON A COLLABORATIVE PARTNER TO DEVELOP AND MARKET KITS THAT INCORPORATE OUR ASSAY CHEMISTRY PRODUCTS. IF OUR COLLABORATIVE PARTNER DOES NOT PERFORM AS EXPECTED, WE MAY BE UNABLE TO DEVELOP AND MARKET OUR PRODUCTS IN CERTAIN TARGET MARKETS.

We have entered into an agreement with Third Wave Technologies, Inc. (“Third Wave”) to jointly develop and market products for applications in the field of genomics. Generally, Third Wave is expected to incorporate our eTag assay chemistry as a component of products that also include their Invader® product. While we will jointly market these products and the related technological approach to customers, Third Wave will have the primary marketing responsibility. Accordingly, we will be substantially relying on Third Wave to market our eTag assay chemistry products for genomic applications. If Third Wave does not perform these functions satisfactorily, our ability to market, sell and distribute our products could be severely limited.

We generally do not have control over the resources or degree of effort that Third Wave may devote to our joint development and marketing programs. If Third Wave fails to conduct these collaborative activities successfully, with a suitable level of priority and in a timely manner, our business would be harmed. In addition, Third Wave could cease operations, fail to devote adequate resources to our collaborative activities, eliminate relevant product lines, or offer, design, manufacture or promote competing lines of products. Any of those occurrences would increase our losses.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WOULD BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN THE MARKET. THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES.

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 250 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

We have no experience manufacturing our products in the high volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to the pilot manufacturing of limited volumes of Arteas and Plurex microfluidic devices, and low volume manufacturing of eTag assay chemistry products for testing purposes and for validation use by our collaborative partners and potential customers. The nature of our LabCard products requires the use of sophisticated injection molding and other manufacturing processes that are not widely available. For this reason, only a limited number of vendors currently have the expertise to manufacture our products. We have relationships with outside suppliers who are currently manufacturing limited quantities of our LabCard products for initial product launch quantities and for research and development purposes. The nature of our assay chemistries necessitates access to specialized raw materials, such as antibodies used in conjunction with our eTag product. There are only a limited number of vendors who supply these materials. We cannot be certain that these vendors will continue to supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers for commercial scale production of LabCard products and assay chemistries, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of LabCard products or assay chemistries. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues.

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

WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

We compete with companies that design, manufacture and market analytical instruments and reagents for genomics, proteomics and pharmaceutical drug screening using alternative technologies for applications such as gene expression analysis and protein functional analysis and other products and systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures for genomics, proteomics and drug screening markets targeted by us, using such methods as beads, hybridization chips and high-density microwell plates.

We anticipate that we will face increased competition in the future as companies enter the market with new technologies. Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introduction, characterize the markets for our products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Many of these competitors have greater financial and personnel resources and more experience in research and development than we have. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies which are our potential customers or our strategic partners will not develop competing products.

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

It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the next 24 months. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will continue to receive funding under existing collaborative arrangements or that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs, capital requirements for product development and commercialization and payment of monetary damages in any on-going or future litigation. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE.

There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $1.45 and $66.00 per share.

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, and the NASDAQ National Market and the market for technology companies in particular, is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation, and as noted in our Form 10-K for the year ended December 31, 2001, we have recently been sued in a securities class action lawsuit. Although we believe that the class action lawsuit and the other lawsuits described in our Form 10-K for the year ended December 31, 2001 are without merit, an adverse determination in any of the lawsuits could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Certain provisions of our certificate of incorporation and our bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. In addition, on March 16, 2001, ACLARA adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, ACLARA’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of ACLARA’s common stock. Each Right will entitle stockholders to buy one-one hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50 in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. If ACLARA is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. These provisions may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of ACLARA. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger or combination with us. These factors could also limit the price that investors might be willing to pay for our common stock in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of Quantitative and Qualitative Disclosures About Market Risk should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

The following table presents the hypothetical changes in fair values in ACLARA’s cash and cash equivalents, short-term and long-term marketable investments held at June 30, 2002, that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal plus accrued interest at June 30, 2002 (in thousands).

	Given an Interest Rate Decrease of X Basis Points			0 BPS	Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
Money Market	$37,839	$37,777	$37,715	$37,651	$37,588	$37,525	$37,463
Commercial Paper	$6,118	$6,075	$6,031	$5,988	$5,944	$5,900	$5,858
Government Agencies	$82,774	$82,311	$81,844	$81,374	$80,904	$80,440	$79,980

	$126,731	$126,163	$125,590	$125,013	$124,436	$123,865	$123,301

The weighted average maturity of ACLARA’s long-term marketable investments at June 30, 2002 was 747 days.

With the exception of the put obligation associated with the settlement of litigation, we do not utilize derivative financial instruments, derivative commodity instruments or other market-risk sensitive instruments, positions or transactions in any material fashion.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to this item is incorporated in Litigation Settlement and Contingencies found elsewhere in this Form 10-Q.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on Tuesday, June 25, 2002, the following matters were submitted to a vote of the Company’s stockholders:

Proposal 1.    Election of two directors to serve until the annual meeting of stockholders in 2005.

Nominee	Votes For	Votes Against	Abstained	Broker Non-Votes

Jean Deleage, Ph.D.	24,965,730	164,678

Andre F. Marion	24,965,730	164,678

In addition to Messrs. Deleage and Marion, the terms of directors Herbert H. Hoopers, Joseph M. Limber and Thomas R. Baruch continued after the annual meeting.

Proposal 2.	Approval to increase the number of shares of Common Stock in the Employee Stock Purchase Plan from 450,000 to 800,000.

Votes For	Votes Against	Abstained	Broker Non-Votes

24,757,484	361,385	11,039

Proposal 3.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants for the fiscal year ending December 31, 2002.

Votes For	Votes Against	Abstained	Broker Non-Votes

24,987,836	137,494	5,078

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

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.6 to our Form S-1.)

3.3		Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

10.1		Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2		1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3		Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4		Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

10.5		Change of Control Agreement by and between Joseph M. Limber and ACLARA BioSciences, Inc., effective as of January 19, 2000 (Incorporated by reference to Exhibit 10.5 to our Form S-1.)

10.8		Lease Agreement between ACLARA BioSciences, Inc. and The Pear Avenue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

10.9		Master Equipment Lease between Phoenix Leasing and Soane BioSciences, Inc., dated as of November 15, 1995 (Incorporated by reference to Exhibit 10.9 to our Form S-1.)

10.10	†
Agreement for an Exclusive Alliance to Develop, Manufacture and Market a Chip-Based Screening System for Cell Analysis between Cellomics, Inc. and ACLARA BioSciences, Inc, dated as of October 26, 1999 (Incorporated by reference to Exhibit 10.10 to our Form S-1.)

10.11	†	Collaboration Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.12	†	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.13	†
Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and ACLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

10.14	†	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.15
Master Loan and Security Agreement by and between ACLARA BioSciences, Inc. and Transamerica Business Credit Corporation, dated as of May 27, 1999 (Incorporated by reference to Exhibit 10.15 to our Form S-1.)

10.16		ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.17		Agreement between Packard BioScience Company and ACLARA BioSciences, dated as of February 21, 2000 (Incorporated by reference to Exhibit 10.17 to our Form S-1.)

10.18		Consulting Agreement with Dr. Eric Lander dated as of January 15, 2000 (Incorporated by reference to Exhibit 10.18 to our Form S-1.)

10.19		Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

10.20	†
Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.21	†
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

10.24	†
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

10.26	†
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

10.28	†
Second Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.29	†
Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.30	†
Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.31		Amendment to the ACLARA BioSciences, Inc. Employee Stock Purchase Plan, effective as of April 23, 2002.

†	Confidential treatment has been granted as to portions of this exhibit.

(b)  Current Reports on Form 8-K.    ACLARA did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)	August 14, 2002