Form 10-Q
period 2002-09-30
ACLARA BIOSCIENCES INC
filed 2002-11-14
CIK 1067588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________.

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2002 was 36,193,512.

ACLARA BIOSCIENCES, INC.

		PAGE

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001 and for the Cumulative Period From May 5, 1995 (Inception) to September 30, 2002	4

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 and for the Cumulative Period from May 5, 1995 (Inception) to September 30, 2002	5

	Notes to the Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II:	Other Information

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		21

Certifications		21

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$69,561	$30,970
Restricted cash	34,125	34,125
Short-term marketable investments	15,626	45,883
Accounts receivable	173	1,540
Prepaid expenses and other current assets	608	546
Inventories	10	14

Total current assets	120,103	113,078
Long-term marketable investments	32,954	60,598
Restricted cash	—	500
Property and equipment, net	7,094	8,887
Other assets, net	100	119

Total assets	$160,251	$183,182

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$722	$974
Accrued payroll and related expenses	1,233	1,077
Accrued expenses and other current liabilities	3,294	1,987
Deferred revenue	331	596
Litigation settlements accrual	30,937	27,197
Accrued restructuring charges	839	—
Current portion of loans payable	198	55

Total current liabilities	37,554	31,886
Loans payable, net of current portion	594	507
Deferred rent	396	322

Total liabilities	38,544	32,715

Contingencies (Note 3)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 36,193,512 shares at September 30, 2002 and 35,871,066 shares at December 31, 2001	36	36
Additional paid-in capital	259,147	259,327
Deferred stock-based compensation	(1,344)	(2,785)
Stockholder notes receivable for common stock	(587)	(571)
Accumulated other comprehensive income	414	281
Deficit accumulated during development stage	(135,959)	(105,821)

Total stockholders’ equity	121,707	150,467

Total liabilities and stockholders’ equity	$160,251	$183,182

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from May 5, 1995 (Inception) to September 30,
	2002	2001	2002	2001	2002
Revenues	$505	$507	$1,768	$2,290	$17,136

Costs and operating expenses:
Research and development	5,516	6,126	18,576	17,802	81,821
Selling, general and administrative	3,318	2,365	9,229	7,781	43,439
Litigation settlement	396	2,839	3,740	5,227	43,787
Restructuring	3,327	—	3,327	—	3,327

Total costs and operating expenses	12,557	11,330	34,872	30,810	172,374

Loss from operations	(12,052)	(10,823)	(33,104)	(28,520)	(155,238)
Interest income	873	1,749	3,004	6,438	22,103
Interest expense	(13)	(12)	(38)	(38)	(1,238)

Net loss before extraordinary loss	(11,192)	(9,086)	(30,138)	(22,120)	(134,373)
Extraordinary loss on early retirement of debt	—	—	—	—	(1,103)

Net loss	$(11,192)	$(9,086)	$(30,138)	$(22,120)	$(135,476)

Dividends related to beneficial conversion feature of preferred stock	—	—	—	—	(5,000)
Accretion to redemption value and accrued dividends on mandatory redeemable convertible preferred stock	—	—	—	—	(6,292)

Net loss attributable to common stockholders	$(11,192)	$(9,086)	$(30,138)	$(22,120)	$(146,768)

Net loss per common share, basic and diluted	$(0.31)	$(0.26)	$(0.84)	$(0.63)

Shares used in net loss per common share calculation, basic and diluted	36,148	35,525	36,020	35,111

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from May 5, 1995 (Inception) to September 30,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,138)	$(22,120)	$(135,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,413	1,154	5,294
Amortization of discount on marketable investments	(309)	(488)	(3,146)
Amortization of note and long-term debt discount	—	—	597
Amortization of deferred stock based compensation	959	1,866	12,180
Write down of fixed assets	2,488	—	2,488
Loss on sale of fixed assets	24	—	24
Amortization of other assets	—	38	81
Preferred stock issued for interest expense	—	—	128
Interest income from notes receivable from stockholders	(25)	(24)	(86)
Revaluation of litigation settlement	3,740	5,827	10,137
Changes in assets and liabilities:
Accounts receivable	1,367	(767)	(173)
Prepaid expenses and other assets	(39)	84	(573)
Accounts payable	(252)	78	723
Accrued payroll and related expenses	156	422	1,233
Accrued expenses and other liabilities	1,307	(713)	3,293
Restructuring	839	—	839
Litigation settlement accrual	—	(1,250)	32,500
Deferred revenue	(265)	—	331
Deferred rent	74	102	395

Net cash used in operating activities	(18,661)	(15,791)	(69,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,874)	(2,673)	(13,047)
Sale of property and equipment	38	11	54
Change in restricted cash	500	(32,875)	(34,250)
Purchase and maturities of investments, net	58,344	(32,502)	(45,019)
Change in other assets	—	—	(97)

Net cash provided by (used in) investing activities	57,008	(68,039)	(92,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(24)	(38)	(1,527)
Proceeds from issuance of notes payable to related parties	—	—	2,487
Proceeds from issuance of loans payable	—	—	4,365
Repayments of loans payable	(41)	—	(3,984)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	29,889
Principal payments for notes payable to related parties	—	—	(119)
Repurchase of Series A preferred stock and one share of common stock	—	—	(2,713)
Proceeds from initial public offering, net of issuance costs	—	—	201,003
Proceeds from notes receivable from stockholders	7	4	120
Proceeds from issuance of common stock	302	401	1,610

Net cash provided by financing activities	244	367	231,131

Net increase in cash and cash equivalents	38,591	(83,463)	69,561
Cash and cash equivalents, beginning of period	30,970	108,886	—

Cash and cash equivalents, end of period	$69,561	$25,423	$69,561

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.
(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the interim financial information for ACLARA BioSciences, Inc. (“ACLARA”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the presentation of complete financial statements. The preparation of interim financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in ACLARA’s Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. Furthermore, interim results of operations are not necessarily indicative of the results that may be expected for the entire year or for other interim periods.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for three and nine months ended September 30, 2001 and 2002 and for the cumulative period from May 5, 1995 (date of inception) to September 30, 2002. As this component of comprehensive income is not significant, individually or in the aggregate, no separate statements of comprehensive income have been presented.

Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and common stock subject to repurchase. Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to ACLARA’s net loss.

A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic and diluted:
Net loss	$(11,192)	$(9,086)	$(30,138)	$(22,120)

Weighted average shares of common stock outstanding	36,170	35,738	36,064	35,396
Less: weighted average shares subject to repurchase	(22)	(213)	(44)	(285)

Weighted-average shares of common stock used in basic and diluted net loss per share calculations	36,148	35,525	36,020	35,111

Net loss per common share—basic and diluted	$(0.31)	$(0.26)	$(0.84)	$(0.63)

The following outstanding options, warrants and common stock subject to repurchase (prior to the application of the treasury stock method), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Options and Warrants	3,407	3,737	3,407	3,109
Common stock subject to repurchase	17	178	17	178

Recent Accounting Developments

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the financial position or results of operations of the Company.

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

2.    RESTRICTED CASH

Current restricted cash at September 30, 2002 and December 31, 2001 comprised $34.1 million held in escrow as part of our settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA has provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution, which had issued the letter of credit, required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is invested in short-term US government agency debt and money market funds.

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

Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued on a quarterly basis and at December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, the put obligation had a value of $27.2 million, $28.7 million, $30.5 million, and $30.9 respectively. As a result of these revaluations, revaluation expenses of $0.4 million and $2.8 million were recorded in the accompanying Statements of Operations for the three months ended September 30, 2002 and 2001, respectively, and revaluation expenses of $3.7 million and $5.2 million were recorded in the accompanying Statements of Operations for the nine months ended September 30, 2002 and 2001, respectively. The revaluation of the put obligation uses a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations. (See note 5.)

In August 2000, ACLARA entered into a settlement and release with Rodenstock N.A. (“Rodenstock”) of alleged claims arising out of ACLARA’s repurchase of its Series A Preferred Stock from Rodenstock in 1999. The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock’s outstanding shares entitled to vote on the matter. On April 27, 2001, S&A Biotech Investments, LLC (“S&A”), a stockholder of Rodenstock, filed a shareholder derivative suit in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants, Rodenstock as a nominal defendant, and ACLARA as a defendant. The purported claims by S&A are (1) breach of fiduciary duties and corporate waste by Rodenstock Instruments Corporation and the individual defendants, including Thomas Baruch, who was the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement, and (2) aiding and abetting the breach of fiduciary duties by ACLARA. Among other remedies, S&A seeks rescission of the settlement agreement and repurchase of the Series A Preferred Stock and injunctive relief. ACLARA filed its demurrer, and Rodenstock and Mr. Baruch filed their demurrers and motions for summary judgment, which were heard in April 2002. The Court denied all demurrers, but granted Rodenstock and Mr. Baruch’s motion for summary judgment. Plaintiff has dismissed without prejudice its claims against ACLARA while it considers appealing the judgment for the other defendants.

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

ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA Biosciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. (More than 300 issuers have been named in similar lawsuits.) In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. Plaintiffs opposed that motion, which is now fully submitted and is pending before the court. ACLARA believes it has meritorious defenses and intends to vigorously defend itself against this suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

4.    RESTRUCTURING

During the third quarter of 2002 ACLARA approved and initiated a restructuring plan that reduced costs associated with the microfluidics aspect of our business so we could increase our focus on our eTag assay chemistry. Accordingly, we recognized a restructuring charge of $3.3 million during the third quarter. The reduction included $0.8 million of severance and benefits related to the involuntary termination of approximately 50 employees. The terminated employees were primarily in research and development associated with microfluidics. We also wrote off approximately $2.5 million of fixed assets that are not expected to be used prospectively.

The following table sets forth an analysis of the components of the third quarter restructuring charges (in thousands):

	Severance and Benefits	Fixed Assets	Other Charges	Total
Restructuring provision:
Severance and benefits	$753	$—	$—	$753
Property and equipment write off	—	2,469	—	2,469
Other charges	—	—	114	114

Total	$753	$2,469	$114	$3,336

Non-cash charges	—	(2,469)	—	(2,469)
Cash paid	(11)	—	(17)	(28)

Reserve balance at September 30, 2002	$742	$—	$97	$839

ACLARA anticipates the remaining reserve balance of $0.8 million will be substantially paid out by the first quarter of 2003.

5.    SUBSEQUENT EVENTS

On October 15, 2002, ACLARA entered into License and Supply Agreements with Third Wave Technologies, Inc. (“Third Wave”) and terminated the previous Development and Commercialization Agreement between the parties. The License Agreement allows ACLARA to incorporate certain of Third Wave’s technology into products for certain applications in the gene expression field. ACLARA paid an upfront license fee of $1.5 million and will pay fixed royalties in 2003 through 2005 and royalties on applicable revenues on an escalating scale in years after 2005. Under the Supply Agreement, Third Wave will supply enzyme to ACLARA for use in accordance with this agreement. ACLARA has committed to purchase a certain amount of enzyme prior to December 31, 2002 and has paid a deposit with regard to this commitment.

On October 15, 2002, ACLARA made a payment of $32.5 million to Caliper related to a previous settlement of litigation. Of this amount, $1.3 million represents the repurchase at the then-current market price of 900,000 shares of the company’s common stock that had been issued to Caliper upon execution of the settlement agreement. These 900,000 shares will be accounted for as treasury stock. Restricted cash totaling $34.1 million will be released upon cancellation of the letter of credit in early 2003. (See Notes 2 and 3 above for additional information.)

On October 10, 2002, ACLARA and Roche Diagnostics Corporation (“Roche”) terminated a Supply and Distributorship agreement under which Roche had been granted distribution rights for the Arteas Microfluidic Device.

On October 23, 2002 promissory notes from an officer and director totaling $567,616 in the aggregate and including accrued interest of $82,465 were repaid in full. On November 11, 2002, a promissory note from an officer and director totaling $69,293 in the aggregate and including accrued interest of $10,543 was repaid in full. As of November 14, 2002, ACLARA has no promissory notes outstanding from its officers or directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes to those and the Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, statements included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2001. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that express that ACLARA “believes”, “anticipates”, “expects” or “plans to” as well as other statements that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in “Factors Affecting Operating Results” set forth below.

OVERVIEW

ACLARA is a leading developer of assay chemistry and microfluidic products for life science research. Since our inception we have engaged primarily in research and development activities related to the application of our proprietary microfluidics and assay chemistry technologies for applications in the field of drug discovery. Prospectively, our focus is expected to be primarily on our assay chemistry technologies since we believe that these present the most significant opportunity. Our business strategy is to commercialize our eTag assay chemistries to pharmaceutical and biotechnology customers for applications in gene expression, protein expression and protein function analysis. The eTag Expert Assay Program has been introduced in October 2002 to facilitate commercialization of the eTag Assay System.

We have invested substantial amounts in establishing our assay chemistries and microfluidic devices for life science research. From our inception to September 30, 2002, we have incurred over $81.8 million in research and development expenses. Over 80% of our 137 employees at October 31, 2002 were engaged in research and development activities.

We have incurred significant losses since our inception. As of September 30, 2002, our accumulated deficit was $136.0 million and total stockholders’ equity was $121.7 million. Total costs and operating expenses were $12.6 million (includes a $0.4 million charge related to a litigation settlement and a $3.3 million charge related to restructuring) and $11.3 million (includes a $2.8 million revaluation credit related to a litigation settlement) for the quarters ended September 30, 2002 and 2001, respectively. We expect to incur additional operating losses over at least the next two years as we continue to invest significant resources in research and development activities, build our sales and marketing organizations and commercialize our initial products.

Our sources of potential revenue for the next several years are likely to be from product revenue derived from our proprietary eTag assay chemistries, receipts under possible future collaborative arrangements, and government research grants.

In July 2002, we took steps to increase our focus on our eTag assay chemistry opportunities and to reduce costs, particularly those costs associated with the microfluidics aspect of our business. While we are reducing the resources allocated to microfluidic activities, we expect that microfluidic technologies will continue to play a role in our operations prospectively but primarily in ways that enhance the market for our eTag assay chemistries. Related to these actions, we have taken a charge in the third quarter of 2002 of $3.3 million. Our eTag Assay System was introduced commercially in October 2002 and we expect this to be the primary source of our revenues in 2003 and beyond.

RESULTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues.    Revenues for the three months ended September 30, 2002 and 2001 were $505,000 and $507,000, respectively. Revenues for the nine months ended September 30, 2002 and 2001 were $1.8 million and $2.3 million, respectively. Our revenues to date have been derived primarily from commercial collaboration agreements, government grants and, in the second and third quarters of 2002, from initial sales of Arteas Microfluidic Devices under an agreement that has subsequently been terminated in October 2002. We do not expect revenue from this agreement or from the Arteas product after the fourth quarter of 2002. In addition as a result of the refocusing of resources on our eTag Assay System we do not anticipate future revenue from our Plurex product. The timing and amount of government grant awards and completion of milestones under these grants and in our commercial collaborations have caused variations in these revenues. While revenue from all of these sources have been significant in the past, they are not expected to be significant in 2003 when the primary source of revenue is expected to be the eTag Assay System. Revenue related to the eTag Assay System has been a minor component of revenue to date but is expected to increase as additional evaluations are conducted by customers and as customers are enrolled in our recently introduced access programs.

Research and Development.    Research and development expenses for the three months ended September 30, 2002 and 2001 were $5.5 million and $6.1 million, respectively. Research and development expenses for the nine months ended September 30, 2002 and 2001 were $18.6 million and $17.8 million, respectively. The increase in spending from 2001 to 2002 for the nine months ending September 30 was primarily due to increased license fees and increased personnel-related expenses as a result of an increased level of staffing related to our proprietary eTag assay chemistries. These increases were partially offset by a reduction of $260,000 and $908,000 in stock-based compensation expense for the three and nine month periods, respectively. The decrease in spending from 2001 to 2002 for the three-month periods ended September 30 was primarily due to decreased personnel-related expenses offset by increased license fees. The headcount reduction described earlier is expected to reduce research and development expenditures, particularly on microfluidic products. However, because the reduction in headcount is occurring over the third and fourth quarters of 2002, the full impact of the cost reduction will not be felt earlier than the first quarter of 2003, and may be partially offset by increased spending in our eTag assay chemistry activities. Notwithstanding these cost reductions, we expect to continue to devote substantial resources to research and development.

Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended September 30, 2002 and 2001 were $3.3 million and $2.4 million, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001 were $9.2 million and $7.8 million, respectively. The increase from 2001 to 2002 was primarily due to an increase in compensation related expense and an increase in sales and marketing expense related to the initiation of commercialization activities for our proprietary eTag assay chemistries. We expect that our selling, general and administrative expenses will increase in absolute dollar amounts as we increase our sales and marketing activities related to the commercialization of our products and as we increase the administrative and support infrastructure required to support our customers.

Litigation Settlements.    As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sells the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares at $20.8 million. Based on the change in ACLARA’s stock price, the put obligation was subsequently revalued on a quarterly basis and at December 31, 2001, March 31, 2002, June 30, 2002, and September 30, 2002 the put obligation had a value of $27.2 million, $28.7 million, $30.5 million and $30.9 million, respectively. As a result of these revaluations, revaluation expenses of $0.4 million and a revaluation credit of $2.8 million were recorded in the accompanying Statements of Operations for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, revaluation expenses of $3.7 million and $5.2 million were recorded in the accompanying Statements of Operations, respectively. The put obligation has been classified as a current liability at September 30, 2002. The put obligation will continue to be revalued on a quarterly basis until settlement using a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations. Final settlement of this obligation occurred in October 2002.

Restructuring.    In July 2002, we took steps to increase our focus on our eTag assay chemistry opportunities and to reduce costs, particularly those costs associated with the microfluidics aspect of our business. As part of this refocusing of our operations, we have initiated a reduction in our headcount by approximately 50. This reduction will be implemented over the third and fourth quarters of 2002 and we expect to end 2002 with less than 120 employees. While we are reducing the resources allocated to microfluidic activities, we expect that microfluidic technologies will continue to play a role in our operations prospectively but primarily in ways that enhance the market for our eTag assay chemistries. Related to these actions, we have taken a charge in the third quarter of 2002 of $3.3 million. Of this charge, approximately $800,000 is related to anticipated severance and other associated costs and approximately $2.5 million is related to the write-down of certain fixed assets that are not expected to be used prospectively.

Net Interest Income (Expense).    Net interest income (expense) represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, and interest paid on equipment loans. Net interest income was $0.9 million and $1.7 million for the three months ended September 30, 2002 and 2001, respectively, and $3.0 million and $6.4 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in net interest income from 2001 to 2002 was primarily due to lower average balances of cash and cash equivalents, short-term and long-term investments and lower market interest rates. Interest income will be reduced commencing in the fourth quarter of 2002 as a result of the reduction in cash investments due to the payment in October 2002 of $32.5 million related to a litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of September 30, 2002, we had total unrestricted cash resources of $118.1 million, comprising $69.6 million in cash and cash equivalents, $15.6 million in short-term marketable investments and $33.0 million in long-term marketable investments. In addition, we had $34.1 million in restricted cash.

A loan agreement with the landlord of the Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at September 30, 2002 was $521,000. The note matures on July 1, 2009.

Operating activities used cash of $18.7 million and $15.8 million for the nine months ended September 30, 2002 and 2001, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities.

Cash provided by investing activities was $57.0 million for the nine months ended September 30, 2002, including net maturities of investments of $58.3 million compared to cash used in investing activities of $68.0 million for the nine months ended September 30, 2001 that included a $32.9 million transfer to restricted cash relating to a litigation settlement and the net purchases of investments of $32.5 million. Cash provided by financing activities remained essentially flat for the nine months ended September 30, 2002 and 2001. Financing activity primarily reflects cash proceeds received through the employee exercise of stock options and employee participation in the employee stock purchase program

We believe that our current cash and cash equivalents, short-term and long-term marketable investment balances and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. Despite our expectations, we may need to raise additional capital before the end of the next 24 months. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

As part of our litigation settlement with Caliper, we have provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution that issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is recorded as restricted cash in our financial statements at September 30, 2002. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.3 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. The restricted cash will be released to us in early 2003 upon cancellation of the letter of credit issued to Caliper at the time of the original settlement.

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

FACTORS AFFECTING OPERATING RESULTS

The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Report on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. Any of these risk factors could materially and adversely affect our business, results of operations, financial condition and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year, and we may never achieve profitability. Net losses for the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000, and 1999 were $30.1 million, $29.0 million, $59.2 million and $8.2 million, respectively. As of September 30, 2002, we had an accumulated deficit of $136.0 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

To date, we have not generated any significant revenue from the sale of products. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with collaborative partners, to successfully design, develop, manufacture and commercialize our proprietary assay chemistry systems in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements, government grants and initial sales of Arteas Microfluidic Devices to Roche. None of these revenue sources are expected to be significant in 2003, when our eTag Assay System is anticipated to be the primary source of revenue. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	the willingness of our customers to enter into our access programs and the adoption of our technologies by customers;

•	the timing of the release, and the competitiveness of our products;

•	expiration or termination of contracts with collaborators or government research grants, which may not be renewed or replaced;

•	final outcome of litigation to which we are currently a party or threatened claims against us;

•	general and industry-specific economic conditions, which may affect our customers’ research and development expenditures and use of our products; and

•	a quarterly revaluation of a put obligation that is dependent, among other things, on the volatility and level of ACLARA’s stock price.

If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short-term. In particular, research and development and selling, general and administrative expenses are not affected directly by variations in revenue.

Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons to results of historical operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors, or will be below the level of prior periods. In these cases, our stock price could fluctuate significantly or decline.

NONE OF OUR PRODUCTS HAS YET BEEN SUCCESSFULLY COMMERCIALIZED.

We are in the process of commercially launching our eTag assay chemistries, through technology access programs. However, we have limited experience with developing, manufacturing, distributing or selling commercial products. We may not be able to perfect the design of our products due to the complexity of the technologies on which they are based and/or the demands of the scientific processes that they address. Additionally we may not be able to adequately provide the desired level of services required under our access programs. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products and services. Even though we have designed products that function in a prototype system or on a limited volume basis, we cannot assure you that we will be able to adapt the design or develop our organization to allow for large-scale manufacturing. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the systems by those launch dates, or at all. If we are unable to design commercially viable assay chemistry products, or other products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR ASSAY CHEMISTRY TECHNOLOGY. IF THIS DOES NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WOULD BE LIMITED AND OUR LOSSES WOULD INCREASE.

Demand for our products is substantially dependent upon widespread market acceptance of our assay chemistry products for applications in drug discovery and for applications in genomics, proteomics and pharmaceutical drug screening. Our assay chemistry products represent a new technological approach, and our ability to sell assay chemistry products will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay chemistry products will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•
our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost effectiveness of our assay chemistry products, relative to competing technologies and products; and

•	the extent and success of our efforts and our partners’ efforts to market, sell and distribute the assay chemistry products.

Further, failure of our initial assay chemistry products to be favorably received by the market could undermine our ability to successfully introduce subsequent assay chemistry products. If our assay chemistry products do not gain market acceptance, our losses would increase and we may be unable to remain in business.

OUR DIRECT AND THIRD PARTY SALES AND MARKETING CHANNELS NEED TO BE DEVELOPED. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES.

We have not fully developed sales and distribution channels for our products. We have recently restructured our relationship with Third Wave and have assumed direct responsibility for the commercialization of eTag assay chemistry products for the gene expression market that incorporate Third Wave’s technology. In addition, for applications in proteomics, we will continue to be dependent on our own sales and marketing organization, which has yet to be fully developed. We may not be able to successfully recruit executive management and sales and marketing personnel to market and sell our products.

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

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 270 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND WILL BE SUBJECT TO THE RISK OF FINALIZING CONTRACTUAL ARRANGEMENTS, TRANSFERRING TECHNOLOGY.

We have no experience manufacturing our products in the high volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to low volume manufacturing of eTag assay chemistry products for testing purposes and for validation use by our collaborative partners and potential customers. The nature of our assay chemistries necessitates access to specialized chemicals, reagents and raw materials, such as antibodies used in conjunction with our eTag components. There are only a limited number of vendors who supply these materials and for some of these materials the suppliers are the sole source of supply. We cannot be certain that these vendors will continue to supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers to facilitate commercial scale production of eTag assay chemistry products, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms. We will be dependent on Third Wave, for supply of Cleavase enzyme that is a critical component of products that we will commercialize for gene expression applications and this enzyme is proprietary to Third Wave. Failure of Third Wave to supply enzyme could seriously impair our business. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of assay chemistries. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues.

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

Our CEO, Joseph M. Limber has resigned as President and Chief Executive Officer effective December 1, 2002 and we have initiated a search for a new chief executive officer. We cannot assure you that we will be able to recruit an individual with the appropriate level of experience and skill to adequately perform the function of chief executive officer. If we are unable to do so, our ability to build our business and commercialize our products will be impaired.

WE EXPECT INTENSE COMPETITION IN OUR TARGET MARKETS.

We compete with companies that design, manufacture and market analytical instruments and reagents for genomics, proteomics and pharmaceutical drug screening using alternate technologies for applications such as gene expression analysis and protein function analysis and other products and systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures for genomics, proteomics and drug screening markets targeted by us, using such methods as beads, hybridization chips and high-density microwell plates.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE.

There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $1.40 and $60.00 per share.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of September 30, 2002 would have potentially declined by approximately $750,000.

With the exception of the put obligation associated with the settlement of litigation, we do not utilize derivative financial instruments, derivative commodity instruments or other market-risk sensitive instruments, positions or transactions in any material fashion.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Information with respect to this item is incorporated into the Part II, Item 1 by reference to Note 3, “Litigation Settlement and Contingencies” contained in Part 1 above found elsewhere in this Form 10-Q.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

10.31		Amendment to the ACLARA BioSciences, Inc. Employee Stock Purchase Plan, effective April 23, 2002

10.32	*	License Agreement between Third Wave Technologies, Inc. and ACLARA Biosciences, Inc. dated October 15, 2002

10.33	*	Supply Agreement between Third Wave Technologies, Inc and ACLARA Biosciences, Inc. dated October 15, 2002

10.34	*	InvaderCreator Access Agreement between Third Wave Technologies, Inc and ACLARA Biosciences, Inc. dated October 15, 2002

10.35	*	Transition Manufacturing Plan Letter Agreement between Third Wave Technologies, Inc and ACLARA Biosciences, Inc. dated October 15, 2002

10.36		InvaderCreator Access Letter Agreement between Third Wave Technologies, Inc and ACLARA Biosciences, Inc. dated October 15, 2002

10.37	Termination Agreement between Roche Diagnostics Corporation and ACLARA Biosciences, Inc. dated October 10, 2002

10.38	General Release and Separation Agreement between Joseph M. Limber and ACLARA Biosciences, Inc. dated October 10, 2002

10.39	Change in Control Agreement between Joseph M. Limber and ACLARA Biosciences, Inc. dated October 10, 2002

†	Confidential treatment has been granted as to portions of this exhibit.
*	Confidential treatment has been requested as to portions of this exhibit.

(b)   Current Reports on Form 8-K.    ACLARA did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)	November 14, 2002

CERTIFICATIONS

I, Joseph M. Limber, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ACLARA BioSciences, Inc:

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ JOSEPH M. LIMBER
Joseph M. Limber
Chief Executive Officer

I, Alfred G. Merriweather, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ACLARA BioSciences, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ ALFRED G. MERRIWEATHER
Alfred G. Merriweather
Chief Financial Officer