Form 10-K
period 2002-12-31
ACLARA BIOSCIENCES INC
filed 2003-03-31
CIK 1067588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 0-29975

ACLARA BIOSCIENCES, INC.

(Exact Name of Registrant as specified in its Charter)

DELAWARE	94-3222727
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1288 Pear Avenue, Mountain View, California 94043

(Address of principal executive offices and Zip Code)

(650) 210-1200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32 million (based upon the average bid and asked prices of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2003, the number of outstanding shares of the Registrants’ Common Stock was 35,463,049, excluding 900,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant’s proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed, with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2002.

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

ACLARA BIOSCIENCES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

ITEM 1.    BUSINESS

OVERVIEW

We are a life sciences company focused on developing and commercializing novel assay chemistry solutions for drug discovery and development, providing critical high-value information about the expression and interaction of genes and proteins within cells. The company develops, manufactures, and supplies these innovative biology assays as part of the eTag™ Assay System. The system comprises reagent kits, software and services that simplify and automate various aspects of drug development, pre-clinical testing, and clinical assessment. Our eTag assays are easy to use. They require no time-consuming sample preparation steps, and provide for the simultaneous analysis of tens to hundreds of different biological analytes across tens of thousands of samples. This multiplexing capability is critical to the overall high performance of eTag assays. eTag assays represent a universal platform for the analysis of genes, proteins and cellular pathways and can be analyzed using existing capillary electrophoresis instrumentation systems.

Our eTag assays enable an efficient, high throughput systems biology approach for developing new drug targets and leads. This approach seeks broad understanding about the interaction of genes and proteins within and among cells rather than simply focusing on the activity of a particular gene or protein. In other words, the approach looks at the whole system rather than individual components. Moreover, these assays have broad applicability in the development of the new paradigm of molecular medicine for patient-specific therapeutic treatments based on individual genotypes and phenotypes derived from predictive biomarkers. In the future, we believe that physicians may use these novel assays to determine if specific clinical biomarkers, or combinations of biomarkers are present, making an individual patient amenable, or not, to the use of specific medicines.

Assays of these types are critical for effectively assessing drug efficacy and disease status across relevant cellular pathways or clinical biomarkers by quantitating many genes and proteins, cell signaling and pathway activation, protein-protein interactions, and/or cell-receptor binding from a single biological sample. We are developing and commercializing these high content assays initially in the target areas of oncology and toxicogenomics. While we are focused on developing tools for biopharmaceutical applications today, we expect eTag assays can also play a larger role in the future as predictive tests for treatment response and disease management. We introduced the eTag Assay System commercially through two separate programs in late 2002. We are making the eTag Assay System available through a scalable license-based eTag™ Expert Access Program, whereby researchers have easy access to common applications, reagents, software, service and support. A Discovery Partners Program is also available for more proprietary applications with eTag technology.

ACLARA was formed by a spin-off transaction from Soane Technologies, Inc., which was incorporated in 1991 and subsequently changed its name to 2C Optics, Inc. We were incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed our name to ACLARA BioSciences, Inc. in 1998. We maintain an Internet website at www.aclara.com; however, information found on our website is not incorporated by reference into this report. On our website we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act of 1934. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

INDUSTRY BACKGROUND

Paradigm Shift in Drug Discovery and Development.    Prior to the advent of genomics research, one of the most significant challenges facing scientists in the pharmaceutical industry was finding suitable therapeutic targets, i.e. genes or proteins with which a drug will interact. Today, the critical barriers impeding more efficient and effective drug discovery and development have shifted. The genomics revolution is providing pharmaceutical researchers with a dramatic increase in the number of potential targets against which to conduct screens of compound libraries. A significant challenge today is to efficiently select the most promising targets from a large and growing number of alternatives. In addition, pharmaceutical researchers are expanding the size of compound libraries they use to screen against new targets. Researchers require new laboratory technologies capable of screening increasingly large libraries of potential drug candidates against an increasing number of targets in a cost-effective, automated and rapid manner.

Effectively screening larger libraries of candidates is not sufficient. It is also necessary to characterize toxic responses as early in the drug development process as possible so that questionable candidates can be removed from the development pipeline and vital resources are not wasted on their further optimization. Today, 90% of pharmaceutical drug candidates fail during the development process despite extensive pre-clinical testing and positive animal testing data. To implement ADME/Tox (Absorption, Distribution, Metabolism, and Excretion/Toxicology) profiling cost effectively in the early phase of the drug discovery process, a high throughput, multiple analyte assay technology is required.

Biology is Complex: Systems Biology and the Need for More Effective Tools.    Genomics and proteomics are yielding an extraordinary mass of new biological data, which is in turn generating a fundamental shift in the nature of information and the way it is used to discover therapeutics. Scientists are discovering patterns of gene and protein expression associated with health and disease. They are using these patterns to discover and test potential new pharmaceuticals, even though they often do not yet know the underlying biological and disease mechanisms. However, the enormous challenge still remains of interconnecting these molecular events in living cells to provide insight into the pharmacological pathways that drug discovery programs require. It is critical to gain a perspective that is cell-based, where researchers look at the effect of a potential treatment on and among cells. Information held in the cell defines the temporal and spatial interactions of its components and therefore, its normal and abnormal functions. The concept of systems biology has led to research areas that target the whole cell and physiological pathways.

Unlike traditional biology that examines single genes or proteins in isolation, systems biology simultaneously studies the complex interaction of many levels of biological information—genomic DNA, mRNA, proteins, pathways and networks—to understand how they work together. This understanding requires scientists to run more assays and to develop new assays to determine to the fullest possible extent the effects of disease on the organism and the outcome of treatment on diseased and normal tissues. This has fueled a dramatic increase in the number of cell-based assays as screening tools in both research and drug discovery. Just as automated gene and protein analysis and their database tools are pushing the genomics and proteomics frontiers, automated cell and pathway analysis using rapid screening methods and bioinformatics will also be essential to understanding systems biology. Not only are more effective tools needed to measure pathway analytes, but these tools also need to be many times more productive and cost-efficient if they are to be used effectively. Without both better and more complete information as well as significant productivity enhancements, the promise of molecular medicine will never become a reality.

Drug discovery and development in the systems biology era demands an analytical system that efficiently and effectively measures tens to hundreds of different mRNAs, proteins, protein modifications, and protein-protein interactions from the same sample. In addition, sample throughput of tens of thousands of samples per day is required as well as high sensitivity and quantitation precision to measure subtle changes in analyte expression and pathway activation—a standard of performance that exceeds the capabilities of traditional systems—in order to accurately measure beneficial or toxic effects of a new drug. The new system must provide:

•	one platform for measuring expression and activation events, across time, of mRNAs, proteins, protein modifications and protein-protein interactions;

•	assays with
—	high sensitivity and large dynamic range for measuring small changes and working with limited biological samples;

—	high specificity or non-biased answers that represent the actual biology of the cell; and
—	high reproducibility for comparing assay to assay across experiments and labs;

•	affordable and efficient application;

•	easy-to-use and scalable automation for high throughput, using standard and reliable instrumentation; and

•	flexibility and adaptability for evolving new analytical needs.

Multiplexing Requirements for New Methods to Perform Systems Biology and Secondary Screening. Multiplexed assays, or the ability to simultaneously analyze tens to hundreds of different biological analytes across tens of thousands of samples, are an ideal method of securing high content data and for increasing the speed and efficiency of drug discovery. However, most measurement systems rely on solid-phase formats such as microarrays and beads, which prevent effective quantitative measurement of many critical cell-based analytes such as, for example, cell receptors. Only flexible, solution-phase multiplexing provides greater versatility and effective performance for addressing cell-based assays as well as gene and protein assays with high sensitivity and precision.

Secondary screening and lead optimization involve performing a variety of measurements on each potential drug candidate identified in a primary screen. While the number of compounds under investigation is smaller than in primary screening, the number and diversity of measurements performed on each compound is much larger. The purpose of these measurements is to verify and further characterize the biological activity of each potential drug candidate, or “hit.” For example, researchers may test each hit against the target at different concentrations to determine its potency. Also, each hit may be tested against a panel of different enzyme targets. Current technologies typically measure only a single data point at a time, such as the activity of one compound on a particular enzyme, limiting the efficiency and economy of secondary screening and lead optimization. The change in paradigm is to measure multiple indicators in pathways that may be affected. Multiplexing is an ideal method of securing data needed for increasing the speed and efficiency of secondary screening. Multiplexed assays for both gene and protein expression that are sensitive, precise and reproducible are essential. Only flexible, solution-phase multiplexing can include multiple biological controls and multiple assay controls in every well.

MOLECULAR MEDICINE AND THE NEW THERAPEUTICS

According to the new paradigm of molecular medicine, a systems level understanding of disease and drug treatment is paired with information about specific individual patient differences in order to prescribe individualized medicines. Diagnostic and prognostic tests based on each individual patient’s genotype and/or phenotype are used to direct and monitor the progress of treatment.

Pharmacogenomics Using Genotyping and Phenotyping Clinical Biomarkers.    Genotyping is the identification of the specific “alleles” (or variants) at specific positions within the DNA sequence of an individual. Phenotype is the observed biochemical or physiological characteristics of an individual as determined by his or her genotype and the environment in which it is expressed. Pharmacogenomics is the study of how individual phenotypic and/or genetic makeup influences drug response. The benefits of this knowledge include the potential for streamlining clinical trials by targeting a candidate drug to a specific responsive phenotype, reducing both the cost and time of drug development. An additional benefit is the potential for tailoring drug prescriptions by phenotypic or genetic profile to maximize efficacy and minimize toxic side effects.

To complement the pharmacogenomics concept, there is a large and growing need for versatile techniques to both quantify and measure a broad range of protein targets and activation events in normal and diseased cells; in other words, to measure phenotypic responses. Protein targets may be within a cell, secreted from a cell, or on a cell surface and may be associated with many other proteins. Many of these protein targets may need to be analyzed from each individual sample. Scientists want to be able to measure cellular responses to external stimuli, such as drug treatments, or in disease. Phenotyping of proteins and genotyping of DNA need to be done in parallel utilizing a multiplexed analysis to produce high content, cost-effective knowledge.

Gene expression analysis, another form of phenotyping, involves measuring the extent to which specific genes are represented as messenger RNA (mRNA) “copies” within a cell. Typically, a differential gene expression analysis is performed, where researchers compare the mRNAs expressed in healthy and diseased samples to identify specific genes involved in a particular disease process. Another common application involves measuring a change in expression of certain genes when researchers challenge cells using candidate drug compounds. The current leading technologies for gene expression analysis are:

•	hybridization microarrays, which can be used to monitor many thousands of gene products at the same time, but only for relatively small numbers of samples because only one biological sample can be analyzed per individual microarray experiment; and

•	PCR based methods, which can be applied to large sample sets, but typically can only measure one to three gene products per sample.

We believe neither of these approaches is suitable for measuring large numbers of genes (tens to hundreds) over thousands of biological samples, as the testing of patient samples or of pharmaceutical drug candidates requires. We believe that a technology that could provide this capability would address a significant unmet need in the marketplace.

Oncology.    The oncology area is uniquely suited for early pharmacogenomic application. With more than 500,000 cancer-related deaths reported annually in the United States and the expectation that the number of cancer cases will double in the next 50 years, the oncology area is particularly open to adopting the most innovative medical advances. Although therapeutic options might abound for a given indication, treatment typically is expensive and accompanied by a host of adverse side effects that are detrimental to patients’ quality of life. The optimal therapy for a disease can vary from patient to patient; moreover, the consequence of suboptimal therapy can range from ineffectiveness to death from extreme adverse reactions. This results in the economic burden of trying multiple treatments, along with added costs of physician time and increased hospitalization. The ability to predict which therapies are most likely to be effective for certain patients would constitute a powerful advance in oncology. Such predictions would likely arise only from an understanding of disease and therapeutic effect on both a cellular and molecular level. An early success in treatment based on molecular knowledge of cancer is the use of Herceptin® in the treatment of breast cancer. Breast cancer can be classified according to the expression of the HER-2/neu oncogene, which is amplified in approximately 30% of primary breast tumors. Herceptin is a HER-2 antibody that slows the progression of breast cancers in cases in which the HER-2 receptor is over-expressed. Therefore, Herceptin has been marketed along with a test for HER-2 expression to guide its usage. Future therapeutics linked to predictive efficacy—prognostic tests—may be expected to offer even greater potential than Herceptin. In fact, many oncology drugs in late stage development today will likely go through clinical trials with tests using clinical surrogate markers to phenotype patients and therapeutic response.

ADME/Tox screening/Toxicogenomics.    Adverse drug reactions (ADRs) lead to more than 100,000 deaths per year in the United States. ADRs ranked as one of the top six leading causes of death in the US in 1994. Additionally, 90% of pharmaceutical drug candidates fail during the development process despite extensive pre-clinical testing and positive animal testing data. Poor efficacy, pharmacokinetics and adverse clinical effects account for 70% of the failures. A large proportion of failures result from conducting pre-clinical drug tests in animals and not in human tissues. Conversely, it is likely that a large proportion of failed drugs in animals could be recovered if tested in human tissues. Ideally, a high throughput-screening assay would allow simultaneous profiling of gene and protein expression directly from stimulated cells. The results would enable functionally equivalent characterization of ADME/Tox properties of lead compounds. The promise of the use of human hepatocytes with a consistent population of cells will likely make routine the in vitro toxicity testing of human tissues before clinical trials. Lead compounds could likely be eliminated much earlier in the development process and would thereby save time and eliminate significant pre-clinical and clinical costs.

THE ACLARA SOLUTION

We are developing eTag assay chemistries to address the critical need for an analytical system that would allow researchers to perform high throughput systems biology in order to easily and efficiently assess tens to hundreds of cellular pathway or clinical biomarker analytes across thousands of samples.

Solution-Phase Multiplexing.    The eTag Assay System uses our proprietary eTag reporters and high performance “solution-based” assay chemistries to multiplex the analysis of cellular signaling pathways and biomarkers. Tens to hundreds of genes, proteins, protein phosphorylation events and protein-protein interactions can be quantitatively analyzed from the same sample. The eTag Assay System represents a universal platform for sensitive and quantitative analysis of genes and proteins, including cell surface receptors. Specific molecular binding events that occur during the reaction result in the release of electrophoretically distinct eTag reporters, which are then separated to provide precise, sensitive quantitation of multiple analytes. Because multiple analytes can be analyzed directly from cell lysates in the same assay, biological sample requirements are greatly reduced, enabling applications where the quantities of biological samples are limited. This is especially important in oncology where tumor biopsies are small and difficult to obtain. Furthermore, researchers can include multiple biological and internal controls in each individual microwell, thus providing the means for data normalization across experiments and across laboratories. Our universal platform for quantitative analysis of both genes and proteins provides significant improvements in productivity, throughput and cost, and a simple workflow for direct analysis from lysed human or other tissues.

Gene Expression Profiling of Tens to Hundreds of Genes.    For gene expression analysis, we have licensed Invader® technology and Cleavase® enzyme from Third Wave Technologies, Inc. (“Third Wave”). The combination of eTag reporter molecules and the Invader technology provides superior performance and orders of magnitude improvement in productivity for profiling the expression of many genes compared to other DNA and RNA detection methods. eTag-Multiplex Invader assays quantitate gene expression with high precision, accuracy and efficiency, enabling researchers to obtain decision-critical results more rapidly and have greater success at detecting targets and drug response. Researchers can easily perform these analyses at high throughput using far less bio-sample and can compare results across different samples, experiments and labs. They can profile many genes simultaneously in a single reaction directly from crude cell lysates, without the need for sample preparation, polymerase chain reaction (PCR) or reverse transcription and with built-in internal controls.

Proteomic Multiplex Assays for Tens of Proteins and Cell-based Assays.    Our eTag chemistries are designed for simultaneous measurement of protein expression in cell signaling pathways, phosphoprotein activation events and protein-protein interactions. A versatile menu of assay methods has been developed to analyze many types of proteins.

The solution phase multiplexing capability of eTag assays can be applied to the following diverse areas:

•	ADME/Tox screening;

•	Analysis of cellular pathways and activation events in cancer and inflammation;

•	Clinical biomarker screening;

•	Pharmacogenomics/pharmacoproteomics high throughput screening of functional biomarkers;

•	Deorphanizing proteins such as kinases and G-Protein Coupled Receptors, or GPCRs; and

•	Therapeutic antibody discovery.

KEY BENEFITS OF OUR eTAG PRODUCTS

We believe that the eTag Assay System offers researchers a universal platform with superior screening performance while providing large improvements in productivity and cost. This is critical if investigators are to successfully put cellular pathway screens into practice. The key benefits of our eTag products include the following:

•	Superior screening performance. Our eTag multiplex assay chemistries provide high specificity, high quantitation and precision across a large dynamic range. Higher precision across a large dynamic range means that seemingly minute expression and activation changes are detected reliably providing superior screening results. Even higher performance is gained by normalization of results using internal biological controls and assay controls that reduce error and provide easy comparisons across experiments and labs. These results are superior to other approaches such as western blots, ELISAs, bead-based systems and arrays.

•	Smaller quantity of biological sample and higher sensitivity. Sensitive multiplex assays analyze many targets from the same sample consuming fewer samples per target analyte. Even greater sensitivity is gained by the separation-based measurement of eTag reporters using capillary electrophoresis due to large signal to noise improvements.

•	Versatility and broad applications. Our eTag chemistries represent a universal platform for sensitive and precise analysis of genes, proteins, and cells. This permits investigators to take a systems biology approach to understanding many types of biomarkers in cellular pathways and activation events. We are providing unique, enabling assays for sensitive and precise analysis of receptor complexes and phosphorylation events. ELISA, bead-based systems, arrays and quantitative PCR only address one or few applications.

•	Ease of use and direct analysis from cells. Our eTag assays permit simple assay workflow directly from cells or cell lysates. Multiplex analyses with homogenous, solution-phase formats are easily automated and scalable to high throughput. Simple workflow of just two to three steps means less time and less cost.

•	High throughput. Our eTag assays are efficient, and their simple workflow provides significant improvement in throughput and turnaround time.

•	Lower cost. Our eTag assays provide a lower cost approach to measuring multiple analytes and internal controls simultaneously, improving data quality, conserving reagents and consumables, and reducing the need for additional replicates and external controls. Additionally, the simplified workflow dramatically reduces required manual labor.

OUR STRATEGY

We are developing the eTag Assay System to address major segments of biopharmaceutical development. Our objective is to be a leading provider of enabling protein and genomic assays for systems biology research and disease management. In addition, we are addressing the new paradigm of molecular medicine with the use of eTag assays for the development of new therapeutic applications and clinical biomarkers. Our strategic focus in oncology provides a direct pathway for development of new clinical applications and diagnostic tests linked to the new therapeutics of the future.

Key elements of our strategy include:

•	Targeting our products toward high information content applications. We have targeted gene expression, protein and cell-based applications where it is otherwise difficult or impossible for researchers to obtain similar critical information. These applications are especially valuable in the areas of oncology research and clinical application and in ADME/Tox where multiplexed analysis of both genes and proteins is important.

•	Focusing our initial commercial efforts on the largest pharmaceutical and biotechnology companies. Initially we are targeting pharmaceutical and biotechnology companies that have development efforts with cancer drugs and are developing pharmacogenomic applications, or are pursuing a new model of toxicogenomic screening. These are the companies that are traditionally early adopters of technology and are critical to achieving broader market acceptance over time.

•	Offering commercial access to eTag chemistries through two types of licensing programs: Expert Access Programs and Discovery Partner Programs. Our Expert Access Program provides applications where alternative technologies exist, but where the eTag Assay System provides significant improvements in productivity and cost, better information and more efficient use of biological sample. The Discovery Partners Program offers unique collaborative and highly enabling eTag applications in a customized format to meet a specific customer’s needs. Examples include receptor complex and pathway activation analysis and protein deorphanization.

•	Developing collaborative partnerships with companies and academic institutions that can enhance eTag assays. We have entered into license and supply agreements with Third Wave under which we have rights to incorporate Third Wave’s Invader™ technology and Cleavase® enzyme with our eTag technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. We continue to collaborate with notable opinion leaders and academic institutions in the area of cell signaling, oncology and autoimmunity to demonstrate the most compelling attributes of the eTag assays. We also plan to secure several sources of antibodies for use in eTag assays and to establish service and support relationships with instrumentation companies to make the eTag Assay System more broadly available.

•	Leveraging the substantial existing installed base of instruments. Our eTag assays easily run on and are compatible with the substantial installed base of existing capillary electrophoresis instruments.

•	Developing technology and eTag clinical assays in oncology. We are actively pursuing strategic relationships in the area of oncology to develop high-value eTag oncology assays for research and clinical application. We will offer unique assays that focus on cell receptor complexes, pathway activation and cell signaling that can be later developed for diagnostic use.

OUR TECHNOLOGY

eTag Chemistry Platform.    Our proprietary eTag Assay System has been developed in response to our pharmaceutical partners’ desire to screen compound libraries against panels of many types of analytes and their need to develop tests for surrogate biomarkers that assess drug efficacy and safety. We have developed an assay platform that has the following characteristics:

•	Greater than 400 different fluorescent reporter molecules that can be easily incorporated into nucleic acid or protein probes using standard labeling methods. Special cleavage agents are used to specifically release the fluorescent reporter molecules upon binding of the probe to its target.

•	eTag fluorescent reporter molecules are small, biologically compatible, organic molecules that differ incrementally in their charge-to-mass ratios—and thus have a specific peak address in a capillary electrophoresis (CE) based separation. In addition, released eTag molecules are ideally suited to electrokinetic injection into capillaries—only released eTag molecules are detected. In this way, data can be generated in a single well from many analytes in parallel.

•	Internal biological and assay controls for normalization are present in each and every assay, leading to highly accurate and reproducible identification and quantification of analytes in a panel.

•	Assays can be carried out on crude cell extracts with no sample purification and wash steps. Assays can be performed in standard microwell plates using conventional high throughput screening automation instruments.

•	Proprietary high performance assay chemistries provide superior sensitivity and superior precision across a large dynamic range providing reliable detection of small fold changes or activation levels. These measure mRNAs, proteins, cell-based receptors, protein phosphorylation events, receptor complexes and protein-protein interactions.

•	Simple solution-phase assay format and workflow. Most eTag assays have only two steps and work directly on cells or cell lysates. Solution-phase assays avoid wash-steps common to ELISAs, arrays and bead-based systems, and can be readily automated using standard instrumentation. Solution-phase reagents and assays are easy and save time to develop without problematic solid-phase conjugation steps and washes, high variability, and avoid many manufacturing variability and stability problems common with solid-phase platform technologies.

eTag System Solution.    Building upon our proprietary eTag chemistries, we are developing a software solution for the analysis of the data generated in our multiplexed assays. Our eTag Informer™ software makes use of multiple internal controls to assign eTag peaks to particular analytes and to quantify these analytes. The eTag Informer Software is designed to be compatible with the common capillary electrophoresis instruments that are used to perform eTag assays.

We have developed multiplexed eTag assays for profiling cellular pathways and clinical biomarkers. Tens of proteins, protein phosphorylation or protein-protein interactions can be quantitatively measured. In addition, quantitative analysis of both mRNA expression panels and protein expression panels can be made from the same sample.

We have developed “ready to use” assay kits for panels of mRNA and proteins to address many of the commonly studied events and pathways in drug development, including cytokines (cell growth factors), and metabolic pathways that are involved in drug toxicity. We are continuing the development of important cell signaling assays for major pathways involved in cancer, inflammation and cell death. In addition, custom eTag multiplex assays are developed and manufactured for customers through our assay services, part of the eTag Expert Access Program.

SEGMENTS

As of December 31, 2002, ACLARA did not have any separately reportable business segments.

COLLABORATIONS AND STRATEGIC PARTNERSHIPS

We have entered into collaboration agreements with market leaders in various sectors of the life sciences industry. Our objectives with these agreements, as well as those we plan to execute with other leading companies and academic institutions, are to increase the awareness of, and sponsorship of, our eTag technology, to broaden the applications of and increase the demand for our products and thereby to speed the commercialization of our eTag Assay System.

Third Wave Technologies—In October 2002, we entered into License and Supply Agreements with Third Wave Technologies, Inc. (“Third Wave”) under which we were granted a license to certain of Third Wave’s intellectual property. Under these agreements, we have rights to incorporate Third Wave’s Invader technology and Cleavase enzyme with our eTag technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In addition to licensing the Invader technology platform to us, Third Wave will supply Cleavase enzyme to ACLARA for incorporation into eTag-Invader gene expression assays. Under these agreements we paid a license fee to Third Wave, purchased an initial quantity of Cleavase enzyme and will make royalty payments to Third Wave. For 2003, 2004 and 2005, as we initiate our eTag commercialization efforts, these royalty payments are fixed in amount. These License and Supply Agreements superceded a previous Joint Development and Marketing Agreement, signed in October 2001, between ACLARA and Third Wave.

Amersham—In March 2003, we entered into a Joint Marketing and Services Agreement with Amersham Biosciences, Inc. (“Amersham”). Under this non-exclusive agreement, Amersham will sell and support the MegaBACE™, its automated high-throughput DNA analysis system, for use with our eTag assay chemistries. Amersham is a leader in the marketing of capillary electrophoresis instrumentation to the life sciences research market and has a worldwide installed base of over a thousand systems. Amersham markets and provides support for the instrumentation, and we market and provide support for the eTag Assay System.

Applied Biosystems—We had entered into collaboration agreements with Applied Biosystems (“ABI”) for the purpose of co-developing systems, which would use our microfluidic devices (“Labcards”) in genetic analysis and pharmaceutical drug screening. Agreements related to these two separate fields were executed in April 1998 and March 1999, respectively. Under these agreements, systems were to be jointly developed and ABI was awarded exclusive marketing rights for Labcard products for these systems. During 2001, we agreed with ABI to amend the Agreement related to pharmaceutical drug screening to make it nonexclusive and to change the related trilateral agreement between ABI, ACLARA and Johnson & Johnson to a bilateral agreement between ACLARA and Johnson & Johnson. In March 2002, the agreement related to genetic analysis was amended to render it nonexclusive. Under both of these amended agreements, if ABI wishes to develop a Labcard product, we will have the right to negotiate to jointly develop and supply the Labcard product. ABI would obtain nonexclusive rights under certain of our patents if no agreement is reached on jointly developing the Labcard product, and we will receive royalties on product sales. We currently have no ongoing development programs under these agreements.

MARKETING, SALES AND DISTRIBUTION

We market the eTag Assay System through our own business development organization to leading pharmaceutical and biotechnology companies for research applications. We currently have a small group of employees engaged directly in business development, sales and marketing activities, along with active support in key accounts from technical personnel and from executive management.

We introduced the eTag Assay System in late 2002 through two access programs. Under the eTag Expert Access Program, customers can gain access to eTag assays for gene expression profiling, protein expression analysis, and cell-surface antigen assays. This is a license-based program under which customers can buy eTag reagent kits, software, custom assay services, and consulting support. Under the Discovery Partners Program, customers can gain access to applications that may allow them to discover and adopt novel drug targets, lead compounds, protein and antibody therapeutics and diagnostics.

RESEARCH AND DEVELOPMENT

We began developing our microfluidic technologies related to “lab-on-a-chip” products in the early 1990s and have developed a substantial base of intellectual property in this field. However our primary research and development focus has more recently been on our unique eTag assay chemistries. Currently, all of our research and development programs are directed at continuing the development of the eTag Assay System and at broadening the applications for which it can be used. The application areas on which we are focusing include gene expression profiling, protein expression analysis and cell signaling and protein-protein interaction assays. In addition we are developing applications that may facilitate the discovery and adoption of novel drug targets, lead compounds, protein and antibody therapeutics and diagnostics. Research and development expense for the years ended December 31, 2002, 2001 and 2000 was $23.6 million, $23.5 million and $21.0 million, respectively.

COMPETITION

We are aware that other companies are developing and applying microfluidics, microarray and assay technology to applications in life science research, including certain of the applications at which our products are targeted. In addition, a number of established companies, such as Affymetrix, Inc., Applied Biosystems (a member of Applera Corporation), Amersham Biosciences Corp., and BD Biosciences provide technology and products to the genomics and pharmaceutical research markets. We believe that the principal competitive factors in our markets are product capability, product reliability, customer service, supplier reputation, cost effectiveness of the technology and the sales and marketing strength of the supplier.

The markets for life science research and diagnostic products are highly competitive. Many of our potential competitors in these markets have substantially greater financial, technical and human resources than we do. We cannot assure you that they will not succeed in developing technologies and products that would render our technologies and products obsolete and noncompetitive. We also cannot assure you that we will be able to compete effectively with these competitors’ greater marketing presence.

INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies, and on related inventions that will help ensure the company of access to desired markets. As of March 2003, the company owns or has licensed over 240 patents or patent applications. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. In line with the company’s business plans, emphasis has been placed on building our patent estate in eTag technology and its applications while consolidating and maintaining our patent estate in microfluidics technology. Patent applications filed by the company last year relate to the following essential areas:

•	eTag compositions, methods and applications in gene expression and proteomics, particularly as the latter relates to cell-based assays for measurement of receptor dimerization, analysis of signal transduction pathways, and analysis of receptor-ligand binding for receptor and ligand deorphanization and drug screening; and

•	microfluidics instruments and devices, their fabrication and their applications, particularly as they relate to high-throughput screening or diagnostic applications of eTag technology.

Our issued patents have expiration dates from 2009 to 2022.

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

MANUFACTURING

We have developed in-house capabilities for the limited manufacture of eTag Assay Kits and components of those kits.

The nature of our assay chemistries necessitates access to specialized chemicals, reagents and raw materials. There are only a limited number of vendors who supply certain of these materials and in certain cases, the suppliers are the sole source of supply. We have a contractual arrangement with Third Wave for supply of Cleavase enzyme that is a critical component of our gene expression products that we will commercialize for gene expression applications and this enzyme is proprietary to Third Wave. We will need to enter into additional contractual relationships to secure supply of antibodies for use in our protein applications. We currently have no such supply arrangements in place. Certain of these suppliers will be the sole source of supply for the materials supplied.

While certain manufacturing processes will be performed internally by us, we intend to develop relationships with third party suppliers and manufacturers for commercial scale production of certain components and kits.

We also provide our eTag Informer software to customers to enable them to perform analyses of the data obtained from our eTag assays. In complex multiplexed assays, software to analyze the results and maintain the related database is an important element of the overall solution.

EMPLOYEES

As of December 31, 2002 we had 95 regular employees, of whom 72 are in research and development including pilot manufacturing, and 23 are in business development, marketing and administration. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.

RECENT DEVELOPMENTS

On March 20, 2003, we announced the appointment of Thomas G. Klopack as our chief executive officer and a member of our Board of Directors. Mr. Klopack brings to ACLARA over 25 years’ experience commercializing new technologies and substantial life science operating management experience.

ITEM 2.    PROPERTIES

We lease approximately 44,000 square feet of laboratory and office space in Mountain View, California. Most of this space is currently devoted to research and development, pilot manufacturing, marketing and administration. Our lease expires in July 2009.

ITEM 3.    LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to note 10 in the Notes to Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades publicly on The Nasdaq Stock Market under the symbol “ACLA”. The following table sets forth for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.

	Three Month Period Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
High	$5.07	$3.34	$2.00	$2.40
Low	$3.26	$1.80	$1.40	$1.39

	Three Month Period Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
High	$17.50	$9.90	$9.28	$6.90
Low	$4.75	$4.94	$4.90	$4.44

As of March 25, 2003, there were approximately 181 holders of record of 35,463,049 shares of outstanding Common Stock. ACLARA has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The statements of operations data for each of the years ended December 31, 2002, 2001 and 2000, and the balance sheet data as of December 31, 2002 and 2001, have been derived from our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying Notes to the Financial Statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues	$2,520	$3,245	$3,468	$2,936	$1,353

Costs and operating expenses:
Research and development	23,575	23,545	20,957	7,002	5,423
Selling, general and administrative	12,471	10,754	16,369	4,251	1,322
Restructuring expense	3,327	—	—	—	—
Litigation settlements	3,953	5,797	34,250	—	—

Total costs and operating expenses	43,326	40,096	71,576	11,253	6,745

Loss from operations	(40,806)	(36,851)	(68,108)	(8,317)	(5,392)
Interest income (expense), net	3,559	7,811	10,002	160	(130)

Net loss before extraordinary loss	(37,247)	(29,040)	(58,106)	(8,157)	(5,522)
Extraordinary loss on early retirement of debt	—	—	(1,103)	—	—

Net loss	$(37,247)	$(29,040)	$(59,209)	$(8,157)	$(5,522)

Dividends related to beneficial conversion feature of preferred stock	—	—	—	(5,000)	—
Accretion to redemption value and accrued dividends on mandatorily redeemable convertible preferred stock	—	—	—	(5,288)	(489)

Net loss attributable to common stockholders	$(37,247)	$(29,040)	$(59,209)	$(18,445)	$(6,011)

Net loss per common share, before extraordinary loss, basic and diluted	$(1.04)	$(0.82)	$(2.16)	$(11.85)	$(5.03)
Extraordinary loss per common share, basic and diluted	—	—	(0.04)	—	—

Net loss per common share, basic and diluted	$(1.04)	$(0.82)	$(2.20)	$(11.85)	$(5.03)

Shares used in computing net loss per common share, basic and diluted	35,885	35,257	26,944	1,556	1,195

	December 31,
	2002		2001	2000	1999	1998
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, short-term and long-term investments	$72,460		$137,451	$192,612	$13,729	$1,746
Restricted cash	34,125	(1)	34,625	1,750	625	—
Working capital	84,768		81,192	190,619	12,056	(1,402)
Total assets	118,918		183,182	203,008	20,574	3,361
Capital lease obligations, net of current portion	95		—	—	284	407
Loans payable, net of current portion	447		507	562	3,087	—
Mandatory redeemable convertible preferred stock	—		—	—	35,973	8,819
Total stockholders’ equity (deficit)	114,086		150,467	164,555	(21,492)	(9,537)

(1)	In February 2003, the restrictions on the restricted cash balance were eliminated upon the cancellation of the related letter of credit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-K.

OVERVIEW

We were formed by a spin-off transaction from Soane Technologies, Inc. that was incorporated in 1991 and subsequently changed its name to 2C Optics, Inc. We were incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed our name in 1998 to ACLARA BioSciences, Inc. ACLARA is a leading developer of assay chemistry for life science research. Since our inception we have engaged primarily in research and development activities related to the application of our proprietary microfluidics and assay chemistry technologies to genomic and proteomic applications in the field of drug discovery and development.

Essentially all our revenues to date have been generated from commercial research collaborations and from government grants. Total revenues were $2.5 million, $3.2 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Substantially all of these revenues have been derived from collaborations and grants that will not be active in 2003. Our sources of potential revenue in 2003 and for the next several years are likely to be primarily from commercialization of our eTag assay chemistries. In late 2002, we introduced commercial access programs under which customers can gain access to our eTag Assay System.

We have invested substantial amounts in establishing our assay chemistries for life science research. From our inception to December 31, 2002, we have incurred $86.8 million in research and development expenses. Over 70% of our 95 employees at December 31, 2002 were engaged in research and development activities.

We have incurred significant losses since our inception. As of December 31, 2002, our accumulated deficit was $143.1 million and total stockholders’ equity was $114.1 million. Operating expenses were $43.3 million (including a $3.3 million charge related to restructuring and $4.0 million related to litigation settlement), $40.1 million (including a $5.8 million charge related to settlements of litigation) and $71.6 million (including a $34.3 million charge related to settlements of litigation) for the years ended December 31, 2002, 2001 and 2000, respectively. We expect to incur additional operating losses over at least the next two years as we continue to invest heavily in research and development activities, build our sales and marketing organizations and commercialize our eTag products.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Revenue.    Our total revenues for the years ended December 31, 2002, 2001 and 2000 were $2.5 million, $3.2 million and $3.5 million, respectively. Our revenues to date have derived primarily from commercial collaboration agreements and government grants. Variations in these revenues have derived from the timing and amount of the award of the government grants and the completion of the collaboration efforts. Revenue from product sales has not been material. Substantially all of these revenues have been derived from collaborations and grants that will not be active in 2003. Our sources of potential revenue in 2003 and for the next several years are likely to be primarily from commercialization of our eTag assay chemistries. In late 2002, we introduced commercial access programs under which customers can gain access to our eTag Assay System. Under the eTag Expert Access Program, customers can gain access to eTag assays for gene expression profiling, protein expression analysis, and cell-surface antigen assays. This is a license-based program under which customers can buy eTag reagent kits, software, custom assay services, and consulting support. Under the Discovery Partners Program, customers can gain access to applications that may allow them to discover and adopt novel drug targets, lead compounds, protein and antibody therapeutics and diagnostics.

Research and Development.    Research and development expenses for the years ended December 31, 2002, 2001 and 2000 were $23.6 million, $23.5 million and $21.0 million, respectively. Research and development expenses were essentially unchanged in total for 2002 and 2001. Increased expense in 2002 related to the first of two $2.5 million minimum royalty payments under a litigation settlement was offset by a decrease of $1.6 million in personnel and project expenses and a $1.2 million decrease in stock-based compensation expense. The increase in research and development expenses from 2000 to 2001 was primarily due to increased staffing and other project and personnel related costs, being partially offset by a reduction of $5.3 million in stock-based compensation expense. We expect to continue to devote substantial resources to research and development. Essentially all of our research and development expenditures are now focused on developing the eTag Assay System and on expanding the applications for which it can be used.

Selling, General and Administrative.    Selling, general and administrative expenses for the years ended 2002, 2001 and 2000 were $12.5 million, $10.8 million and $16.4 million, respectively. The increase of $1.7 million from 2001 to 2002 was primarily due to increased personnel expenses related to an increase in marketing and business development staffing and activity. The decrease from 2000 to 2001 was primarily due to a reduction of $7.8 million in litigation-related legal fees, being partially offset by an increase in expenses related to the number of personnel in the marketing and business development functions We expect that our selling, general and administrative expenses will continue to be substantial as we commercialize our products, and as a result of the administrative and support infrastructure required to support our operations.

Litigation Settlements.    As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares at $20.8 million. Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued on a quarterly basis and at December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, the put obligation had a value of $27.2 million, $28.7 million, $30.5 million, and $30.9 respectively. As a result of these revaluations, revaluation expenses of $4.0 million and $6.4 million were recorded in the accompanying Statements of Operations for the years ended December 31, 2002 and 2001, respectively. The revaluation of the put obligation used a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations. (See Note 9 in the accompanying Notes to Financial Statements.)

In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. On February 15, 2003 the letter of credit that had been issued to secure our performance under the settlement agreement was terminated.

Restructuring.    During the third quarter of 2002 ACLARA initiated a restructuring plan to streamline our operations, reduce costs associated with the microfluidics aspect of our business and increase our focus on our eTag assay chemistry. Accordingly, we recognized a restructuring charge of $3.3 million during the third quarter, including $0.8 million of severance and related costs related to the reduction of our employment level by over 50 employees. This reduction was phased in over the second half of 2002 and primarily affected the microfluidics area of our business, where essentially all of our active programs were eliminated. Termination benefits related to severance packages, out-placement services and other associated costs are included in restructuring expense on the statement of operation and restructuring accrual on the balance sheet at December 31, 2002. We also wrote off approximately $2.5 million of fixed assets that are not expected to be used prospectively.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Severance	Fixed	Other
	and Benefits	Assets	Charges	Total
Restructuring provision:
Severance and benefits	$753	$—	$—	$753
Property and equipment write off	—	2,467	—	2,467
Other charges	—	—	107	107

Total	$753	$2,467	$107	$3,327
Non-cash charges	—	(2,467)	—	(2,467)
Cash paid	(280)	—	(79)	(359)

Reserve balance at December 31, 2002	$473	$—	$28	$501

ACLARA anticipates the remaining reserve of $501,000 will be substantially paid out by the first quarter of 2003.

Interest Income (Expense), Net.    Interest income (expense) net represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, and interest paid on bridge loans, capital leases and equipment loans. Net interest income was $3.6 million, $7.8 million and $10.0 million in 2002, 2001 and 2000, respectively. The decrease in net interest income from 2001 to 2002 and 2000 to 2001 was primarily due to lower average balances in cash, cash equivalents, short-term and long-term investments and lower market interest rates.

Extraordinary Loss.    In 2000, we recorded an extraordinary loss of $1.1 million related to the early payoff of capital leases and equipment financing loans. These leases and loans were paid off on September 1, 2000 with a cash payment totaling $4.1 million.

Income Taxes.    We incurred net operating losses in 2002, 2001 and 2000 and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2002, we had federal net operating loss carryforwards of approximately $126 million and California net operating loss carryforwards of approximately $57 million. We also had federal research and development tax credit carryforwards of approximately $1.8 million and California research and development tax credit carryforwards of approximately $2.3 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2005 through 2010. Utilization of net operating losses and credits may be subject to substantial annual limitations due to change of ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. See Note 16 in the accompanying Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of December 31, 2002, we had total cash resources of $106.6 million, comprising $38.0 million in cash and cash equivalents, $12.8 million in short-term marketable investments, $21.6 million in long-term marketable investments and $34.1 million in restricted cash. The restrictions on this restricted cash balance were eliminated in February 2003 upon the termination of the underlying letter of credit that had been issued in relation to a litigation settlement. Although the litigation settlement amount was fully paid in October 2002, the letter of credit securing that payment was not cancelled until February 2003.

Financing activities used cash of $416,000 for the year ended December 31, 2002 and provided cash of $633,000 and $197.4 million for the years ended December 31, 2001 and 2000, respectively. These amounts represent the net proceeds that we received from the sale of preferred stock, common stock and proceeds from stockholder notes receivable being offset by repayments of equipment financing loans and capital leases and a repurchase of stock. In October 2002, we repurchased for $1.35 million 900,000 shares of Common Stock previously issued to Caliper in relation to a litigation settlement. In March 2000, we completed an initial public offering of 10,350,000 shares of common stock at an offering price of $21.00 per share, raising net proceeds of $201.0 million.

Our operating activities used cash of $61.6 million, $20.0 million and $16.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities. Included in 2002 was $31.2 million related to the payment of a previous litigation settlement, $2.5 million minimum royalties related to the same litigation settlement and $2.8 million of inventory purchases. Excluding these items, cash used in operations was $25.5 million, substantially less than net loss due to non-cash charges included in net loss.

As part of our investing activities, cash outflows for additions of property and equipment were $2.3 million, $4.0 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002 we purchased a license for $1.5 million from Third Wave.

A loan agreement with the landlord of our Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at December 31, 2002 was $507,000. The note matures on July 1, 2009.

In March 1999, ACLARA entered into a ten year operating lease agreement for our Mountain View facility. The future annual minimum loan payments including accrued interest and lease payments under the loan and lease agreements at December 31, 2002 are as follows (in thousands):

Years Ending December 31,	Capital Lease Commitments	Loan Payments	Operating Lease Commitments
2003	$156	$101	$1,167
2004	98	101	1,208
2005	—	101	1,250
2006	—	101	1,294
2007	—	101	1,339
2008 and thereafter	—	126	2,091

Total minimum loan and lease payments	254	631	$8,349

Amount representing interest	(17)	(124)

Present value of minimum lease payments	$237	$507

We are involved in certain litigation as discussed in Note 10 of Notes to Financial Statements.

We believe that our current cash and cash equivalents, short-term and long-term marketable investment balances and funding anticipated from collaborators and customers will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. Despite our expectations, we may need to raise additional capital in the future. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

As part of our litigation settlement with Caliper, we provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution that issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is recorded as restricted cash in our financial statements at December 31, 2002. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount, approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. On February 15, 2003 the letter of credit was terminated and the restricted cash was released.

CRITICAL ACCOUNTING POLICIES

ACLARA regularly reviews its selection and application of significant accounting policies and related financial disclosures. Our significant accounting policies are described in Note 2 in the accompanying Notes to Financial Statements. The application of these accounting policies requires that management make estimates and judgments. On an ongoing basis, ACLARA evaluates its estimates, which are based on historical experience and market and other conditions and on assumptions that we believe to be reasonable. Actual results may differ from these estimates due to actual market and other conditions, and assumptions being significantly different than was anticipated at the time of preparation of these estimates. Such differences may affect future financial results. We believe the following estimates reflect the application of our most critical accounting policies and require our most significant judgments.

Revenue Recognition.    ACLARA recognizes revenue from government grants in the period in which research and development costs are incurred. Non-refundable milestone payments received related to substantive at-risk milestones are recognized when our performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Any amounts received in advance of performance, or with ongoing obligations still present, are deferred until performance has been completed and such obligations have been met. Product revenue is recognized when title and risk of ownership has transferred, remaining obligations are insignificant and collection of any remaining related account receivable is reasonably assured. ACLARA did not offer warranties on its products sold through December 31, 2002.

Litigation Settlements.    As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. In accordance with, EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation associated with these shares was revalued on a quarterly basis until it was settled. ACLARA estimates the fair value of the put obligation using a Black-Scholes pricing model with changes in valuation being recorded in the Statement of Operations. The Black-Scholes pricing model requires certain estimates and assumptions, including estimated volatility of ACLARA’s common stock and estimated life of the put obligation. On October 15, 2002, ACLARA made a payment of $32.5 million to Caliper related to this settlement of litigation and put obligation.

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

Cash Equivalents and Marketable Investments.    ACLARA maintains investment portfolio holdings of various issuers, types and maturities. ACLARA considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of its short-term and long-term marketable investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. At December 31, 2002, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Management also assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

•	Length of the time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability of ACLARA to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Inventory.    Our inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We review inventories periodically and reduce items considered to be slow moving or obsolete to estimated net realizable value through an appropriate reserve. No reserve was provided as of

December 31, 2002, however if our estimates of the market value or demand of our inventory are more favorable than actual market conditions, we may be required to make inventory write-downs in the future. We had inventories with a carrying value of $2.8 million at December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, see Note 2 in the accompanying Notes to Financial Statements.

FACTORS AFFECTING OPERATING RESULTS

The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the other information contained in this Annual Report on Form 10K. Any of these risk factors could materially and adversely affect our business, results of operations, financial condition and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year since inception, and we may never achieve profitability. Net losses for the years ended December 31, 2002, 2001 and 2000 were $37.2 million, $29.0 million and $59.2 million, respectively. As of December 31, 2002, we had an accumulated deficit of $143.1 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

To date, we have not generated any significant revenue from the sale of products. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with collaborative partners, to successfully design, develop, manufacture and commercialize our proprietary assay chemistry systems in a timely manner. Our revenue to date has been generated principally from collaborative research and development agreements, government grants and commercial collaborations related to our former microfluidics activities. None of these revenue sources are expected to be significant in 2003, when our eTag Assay System is anticipated to be the primary source of revenue. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	the willingness of our customers to enter into our access programs and the adoption of our technologies by customers;

•	the timing of the release, and the competitiveness of our products;

•	expiration or termination of contracts with collaborators or government research grants, which may not be renewed or replaced;

•	final outcome of litigation to which we are currently a party or threatened claims against us;

•	disagreements regarding intellectual property rights; and

•	general and industry-specific economic conditions, which may affect our customers’ research and development expenditures and use of our products.

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

NONE OF OUR PRODUCTS HAS YET BEEN SUCCESSFULLY COMMERCIALIZED.

We are in the process of commercially launching our eTag assay chemistries, through our Expert Access Program and Discovery Partners Program. However, we have limited experience with developing, manufacturing, distributing or selling commercial products. We may not be able to perfect the design of our products due to the complexity of the technologies on which they are based and/or the demands of the scientific processes that they address. Additionally we may not be able to adequately provide the desired level of services required under our access programs. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products and services. Even though we have designed products that function in a prototype system or on a limited volume basis, we cannot assure you that we will be able to adapt the design or develop our organization to allow for large-scale manufacturing. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the products by those launch dates, or at all. If we are unable to design commercially viable assay chemistry products, or other products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

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

Demand for our products is substantially dependent upon widespread market acceptance of our assay chemistry products for applications in drug discovery and for applications in genomics, proteomics and pharmaceutical drug screening. Our assay chemistry products represent a new technological approach, and our ability to sell assay chemistry products will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay chemistry products will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our assay chemistry products, relative to competing technologies and products;

•	the extent and success of our efforts to market, sell and distribute the assay chemistry products; and

•	adoption of the systems biology approach to drug discovery and development.

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

We do not have fully developed sales and distribution channels for our products. We have recently restructured our relationship with Third Wave and have assumed direct responsibility for the commercialization of eTag assay chemistry products for the gene expression market that incorporate Third Wave’s technology. In addition, for applications in proteomics, we will continue to be dependent on our own sales and marketing organization, which has yet to be fully developed. We may not be able to successfully recruit executive management and sales and marketing personnel to market and sell our products.

Our ability to generate revenues will be dependent on the development of the appropriate partnerships, on the resources devoted by our partners to commercialization activities and on the success of those activities. Our ability to generate revenue will also be dependent on our success in recruiting management and business development personnel and in building a sales and marketing organization. We cannot assure you that we will be able to successfully build and manage effective sales and distribution channels, or that our partners will devote sufficient resources to our commercialization efforts to be effective.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WOULD BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN THE MARKET. THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES. WE MAY BE FOUND TO INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of over 240 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND WILL BE SUBJECT TO THE RISK OF DEVELOPING AND MAINTAINING RELATIONSHIPS WITH THIRD PARTY MANUFACTURERS AND SUPPLIERS AND THE RISK OF IMPAIRMENT IN VALUE OF INVENTORY.

We have no experience manufacturing our products in the high volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to low volume manufacturing of eTag assay chemistry products for testing purposes and for validation use by our collaborative partners and potential customers. The nature of our assay chemistries necessitates access to specialized chemicals, reagents and raw materials, such as antibodies used in conjunction with our eTag components. There are only a limited number of vendors who supply these materials and for some of these materials the suppliers are the sole source of supply. We cannot be certain that we will be able to successfully secure supply of all needed materials, nor can we be certain that these vendors will supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers to facilitate commercial scale production of eTag assay chemistry products, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms. We will need to secure supply of antibodies for use in our protein applications and there can be no assurance that we will be able to do so on commercially reasonable terms. We will be dependent on Third Wave, for supply of Cleavase enzyme that is a critical component of products that we will commercialize for gene expression applications and this enzyme is proprietary to Third Wave. Failure of Third Wave to supply enzyme could seriously impair our business. Pursuant to the Supply Agreement with Third Wave, we purchased an initial quantity of Cleavase enzyme from Third Wave. This initial quantity of enzyme represents more than one year’s supply. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of assay chemistries. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues. In addition, we have limited experience in developing and providing the software tools necessary to perform analyses of data derived from our eTag assays.

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

We anticipate that we will face increased competition in the future as companies enter the market with new technologies. Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introduction, characterize the markets for our products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Many of these competitors have greater financial and personnel resources and more experience in research and development than we have. We also cannot assure you that we will be able to compete effectively with the competitor’s greater market presence. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies which are our potential customers or our strategic partners will not develop competing products.

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

It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the next 24 months. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs, capital requirements for product development and commercialization and payment of monetary damages in any on-going or future litigation. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE.

There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $1.30 and $60.00 per share.

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, and the NASDAQ National Market and the market for technology companies in particular, is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation, and as noted elsewhere in this Form 10-K, we have been sued in a securities class action lawsuit. Although we believe that the class action lawsuit and the other lawsuits described elsewhere in this Form 10-K are without merit, an adverse determination in any of the lawsuits could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following tables present the hypothetical changes in fair values in ACLARA’s cash, cash equivalents, short-term and long-term marketable investments held at December 31, 2002 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal plus accrued interest at December 31, 2002 (in thousands).

	Given an Interest Rate Decrease of X Basis Points				Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	0 BPS	50 BPS	100 BPS	150 BPS
Money Market	$36,402	$36,372	$36,341	$36,311	$36,219	$36,249	$36,280
Bonds of US Government and its agencies	$36,834	$36,618	$36,385	$36,148	$35,450	$35,679	$35,912

	$73,236	$72,990	$72,726	$72,459	$71,669	$71,928	$72,192

The weighted average maturity of ACLARA’s long-term marketable investments at December 31, 2002 was 697 days.

With the exception of the put obligation associated with the settlement of litigation, we do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information required by this Item is included in Item 15 of this Report and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from our Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

ACLARA BIOSCIENCES, INC.

By:	/s/ THOMAS G. KLOPACK
Thomas G. Klopack Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas G. Klopack and Alfred G. Merriweather, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS G. KLOPACK Thomas G. Klopack	Chief Executive Officer and Director (principal executive officer)	March 31, 2003

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 31, 2003

Thomas R. Baruch	Director	March 31, 2003

/s/ HERBERT H. HOOPER Herbert H. Hooper	Director	March 31, 2003

Edward M. Hurwitz	Director	March 31, 2003

/s/ JOSEPH M. LIMBER Joseph M. Limber	Director	March 31, 2003

/s/ ANDRE F. MARION Andre F. Marion	Director	March 31, 2003

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 31, 2003

CERTIFICATIONS

I, Thomas G. Klopack, certify that:

1.	I have reviewed this annual report on Form 10-K of ACLARA BioSciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

By:	/s/ THOMAS G. KLOPACK
Thomas G. Klopack Chief Executive Officer

I, Alfred G. Merriweather, certify that:

1.	I have reviewed this annual report on Form 10-K of ACLARA BioSciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

By:	/s/ ALFRED G. MERRIWEATHER
Alfred G. Merriweather Chief Financial Officer

ACLARA BIOSCIENCES, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of ACLARA BioSciences, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ACLARA BioSciences, Inc. (a development stage enterprise) at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 and, cumulatively, for the period from May 5, 1995 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 24, 2003, except for Note 4,
as to which the date is February 15, 2003

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$38,006	$30,970
Restricted cash	34,125	34,125
Short-term marketable investments	12,842	45,883
Accounts receivable	469	1,540
Prepaid expenses and other current assets	422	546
Inventories	2,780	14

Total current assets	88,644	113,078
Long-term marketable investments	21,612	60,598
Restricted cash	—	500
Property and equipment, net	7,098	8,887
Other assets, net	1,564	119

Total assets	$118,918	$183,182

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$689	$974
Accrued payroll and related expenses	1,023	1,077
Accrued expenses and other current liabilities	1,357	1,987
Deferred revenue	104	596
Litigation settlements accrual	—	27,197
Restructuring accrual	501	—
Current portion of loans payable	202	55

Total current liabilities	3,876	31,886
Loans payable, net of current portion	542	507
Deferred rent	414	322

Total liabilities	4,832	32,715

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 35,391,018 shares at December 31, 2002 and 35,871,066 shares at December 31, 2001	36	36
Treasury stock at cost (900,000 shares at December 31, 2002 and no shares at December 31, 2001)	(1,350)	—
Additional paid-in capital	258,798	259,327
Deferred stock-based compensation	(627)	(2,785)
Stockholder notes receivable for common stock	—	(571)
Accumulated other comprehensive income	297	281
Deficit accumulated during development stage	(143,068)	(105,821)

Total stockholders’ equity	114,086	150,467

Total liabilities and stockholders’ equity	$118,918	$183,182

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,			Cumulative Period from May 5, 1995 (Inception) to December 31, 2002
	2002	2001	2000
Revenues	$2,520	$3,245	$3,468	$17,888
Costs and operating expenses:
Research and development	23,575	23,545	20,957	86,820
Selling, general and administrative	12,471	10,754	16,369	46,681
Restructuring expense	3,327	—	—	3,327
Litigation settlements	3,953	5,797	34,250	44,002

Total costs and operating expenses	43,326	40,096	71,576	180,830

Loss from operations	(40,806)	(36,851)	(68,108)	(162,942)
Interest income	3,612	7,861	10,499	22,712
Interest expense	(53)	(50)	(497)	(1,254)

Net loss before extraordinary loss	(37,247)	(29,040)	(58,106)	(141,484)
Extraordinary loss on early retirement of debt	—	—	(1,103)	(1,103)

Net loss	(37,247)	(29,040)	(59,209)	(142,587)
Dividends related to beneficial conversion feature of preferred stock	—	—	—	(5,000)
Accretion to redemption value and accrued dividends on mandatorily redeemable convertible preferred stock	—	—	—	(6,292)

Net loss attributable to common stockholders	$(37,247)	$(29,040)	$(59,209)	$(153,879)

Loss per common share, before extraordinary loss, basic and diluted	$(1.04)	$(0.82)	$(2.16)
Extraordinary loss per common share, basic and diluted	—	—	(0.04)

Net loss per common share, basic and diluted	$(1.04)	$(0.82)	$(2.20)

Weighted average shares used in net loss per common share calculation, basic and diluted	35,885	35,257	26,944

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from May 5, 1995 (Date of Inception) to December 31, 2002

(in thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Stockholders’ Notes Receivable for Stock	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Stockholders’ Equity (Deficit)
	Shares	Amount
Company stock and Series A mandatorily redeemable convertible preferred stock issued in May 1995 to parent company for tangible and intangible assets and liabilities	—	$—	$—	$—	$—	$—	$—	$—	$—
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	—	—	(455)	(455)

Balances, December 31, 1995	—	—	—	—	—	—	—	(469)	(469)
Stock option exercise throughout the period	587	—	—	23	—	(23)	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	(23)	—	—	—	(178)	(201)
Net loss	—	—	—	—	—	—	—	(956)	(956)

Balances, December 31, 1996	587	—	—	—	—	(23)	—	(1,603)	(1,626)
Stock option exercise throughout the period	752	1	—	38	—	(21)	—	—	18
Common stock issued in February 1997 at $0.13 per share in exchange for equipment	9	—	—	1	—	—	—	—	1
Accretion of redeemable convertible preferred stock	—	—	—	(39)	—	—	—	(291)	(330)
Net loss	—	—	—	—	—	—	—	(1,998)	(1,998)

Balances, December 31, 1997	1,348	1	—	—	—	(44)	—	(3,892)	(3,935)
Warrants issued in February 1998	—	—	—	85	—	—	—	—	85
Stock option exercise throughout the period	246	1	—	38	—	(23)	—	—	16
Repayment of notes receivable from stockholders	—	—	—	—	—	23	—	—	23
Deferred stock-based compensation	—	—	—	1,671	(1,671)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	286	—	—	—	286
Accretion of redeemable convertible preferred stock	—	—	—	(489)	—	—	—	—	(489)
Net loss	—	—	—	—	—	—	—	(5,523)	(5,523)

Balances, December 31, 1998	1,594	2	—	1,305	(1,385)	(44)	—	(9,415)	(9,537)
Warrants issued in May 1999	—	—	—	445	—	—	—	—	445
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Repurchase of Series A mandatory redeemable convertible preferred stock and accretion of Series A in March 1999	—	—	—	(2,529)	—	—	—	—	(2,529)
Stock option exercise throughout the period	109	—	—	24	—	—	—	—	24
Repayment of notes receivable from stockholders	—	—	—	—	—	38	—	—	38
Deferred stock-based compensation	—	—	—	6,102	(6,102)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	979	—	—	—	979
Accretion of redeemable convertible preferred stock	—	—	—	(2,759)	—	—	—	—	(2,759)
Issuance of preferred stock with beneficial conversion feature	—	—	—	5,000	—	—	—	—	5,000
Deemed dividend on preferred stock	—	—	—	(5,000)	—	—	—	—	(5,000)
Change in unrealized gain on marketable investments	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	(8,157)	(8,157)

Balances, December 31, 1999	1,703	2	—	2,588	(6,508)	(6)	4	(17,572)	(21,492)

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

For the Period from May 5, 1995 (Date of Inception) to December 31, 2002

(in thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Stockholders’ Notes Receivable for Stock	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 1999	1,703	$2	$—	$2,588	$(6,508)	$(6)	$4	$(17,572)	$(21,492)
Exercise of warrants in February 2000	10	—	—	20	—	—	—	—	20
Issuance of shares of common stock at $21 per share related to initial public offering, in March 2000, net of underwriting and issuance costs of $16.3 million	10,350	10		200,993	—	—	—	—	201,003
Conversion of redeemable convertible preferred stock into common stock, in connection with the initial public offering in March 2000	20,922	21	—	36,009	—	—	—	—	36,030
Issuance of common stock under employee stock purchase plan throughout the period	26	—	—	387	—	—	—	—	387
Stock option exercise throughout the period	1,677	2	—	774	—	(613)	—	—	163
Repayment of notes receivable from stockholders	—	—	—	—	—	50	—	—	50
Interest on notes receivable from stockholders	—	—	—	—	—	(29)	—	—	(29)
Repurchase of common stock in exchange of cancellation of notes receivable for stockholders	(140)	—	—	(56)	—	56	—	—	—
Deferred stock-based compensation	—	—	—	7,460	(7,460)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	7,623	—	—	—	7,623
Change in unrealized gain on marketable investments	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	(59,209)	(59,209)

Balances, December 31, 2000	34,548	35	—	248,175	(6,345)	(542)	13	(76,781)	164,555
Stock option exercise throughout the period	312	—	—	205	—	—	—	—	205
Issuance of common stock in connection with litigation settlement	900	1	—	11,699	—	—	—	—	11,700
Issuance of common stock under employee stock purchase plan throughout the period	111	—	—	476	—	—	—	—	476
Repayment of note receivable from stockholders	—	—	—	—	—	3	—	—	3
Interest on note receivable from stockholders	—	—	—	—	—	(32)	—	—	(32)
Deferred stock-based compensation	—	—	—	(1,228)	1,228	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,332	—	—	—	2,332
Change in unrealized gain on marketable investments	—	—	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	—	—	(29,040)	(29,040)

Balances, December 31, 2001	35,871	36	—	259,327	(2,785)	(571)	281	(105,821)	150,467
Stock option exercise throughout the period	228	—	—	90	—	—	—	—	90
Issuance of common stock under employee stock purchase plan throughout the period	195	—	—	367	—	—	—	—	367
Repayment of notes receivable from stockholders	—	—	—	—	—	596	—	—	596
Interest on notes receivable	—	—	—	—	—	(25)	—	—	(25)
Deferred stock-based compensation	—	—	—	(985)	985	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,173	—	—	—	1,173
Change in unrealized gain on marketable investments	—	—	—	—	—	—	16	—	16
Repurchase of common stock	(903)	—	(1,350)	(1)	—	—	—	—	(1,351)
Net loss	—	—	—	—	—	—	—	(37,247)	(37,247)

Balances, December 31, 2002	35,391	$36	$(1,350)	$258,798	$(627)	$—	$297	$(143,068)	$114,086

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Cumulative Period from May 5, 1995 (Inception) to December 31, 2002
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,247)	$(29,040)	$(59,209)	$(142,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,879	1,596	1,042	5,761
Amortization of discount on marketable investments	(299)	(770)	(2,067)	(3,136)
Amortization of note and long-term debt discount	—	—	438	597
Amortization of deferred stock-based compensation	1,173	2,332	7,623	12,394
Loss on sale of fixed assets	45	—	—	45
Amortization of other assets	55	50	31	136
Preferred stock issued for interest expense	—	—	—	128
Non-cash restructuring charge	2,467	—	—	2,467
Interest income from notes receivable from stockholders	(25)	(32)	(29)	(86)
Revaluation of litigation settlement	3,953	6,397	—	10,350
Changes in assets and liabilities:
Accounts receivable	1,071	(477)	(448)	(468)
Prepaid expenses and other current assets	87	333	(433)	(447)
Inventories	(2,766)	—	—	(2,766)
Accounts payable	(285)	933	(371)	692
Accrued payroll and related expenses	(54)	268	695	1,022
Accrued expenses and other liabilities	(630)	(1,061)	1,958	1,355
Restructuring accrual	501	—	—	501
Litigation settlement	(31,150)	(1,250)	33,750	1,350
Deferred revenue	(492)	596	—	104
Deferred rent	92	130	192	413

Net cash used in operating activities	(61,625)	(19,995)	(16,828)	(112,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,318)	(3,973)	(2,397)	(13,491)
Sales of property and equipment	53	11	5	69
Change in restricted cash	500	(32,875)	(1,250)	(34,250)
Purchase of investments	(88,334)	(167,279)	(187,171)	(449,909)
Maturities of investments	160,676	145,562	109,000	418,888
Change in other assets	(1,500)	—	(100)	(1,597)

Net cash (used) provided by in investing activities	69,077	(58,554)	(81,913)	(80,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for leasehold obligations	(54)	—	—	(1,557)
Principal payments on capital lease obligations	(65)	—	(570)	(65)
Proceeds from issuance of notes payable to related parties	—	—	—	2,487
Proceeds from issuance of loans payable	—	—	—	4,365
Repayments of loans payable	—	(51)	(3,732)	(3,943)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	57	29,889
Principal payments for notes payable to related parties	—	—	—	(119)
Repurchase of Series A preferred stock and one share of common stock	—	—	—	(2,713)
Proceeds from initial public offering, net of issuance costs	—	—	201,003	201,003
Proceeds from notes receivable from stockholders	596	3	50	709
Proceeds from issuance of common stock	457	681	569	1,765
Repurchase of common stock	(1,350)	—	—	(1,350)

Net cash (used in) provided by financing activities	(416)	633	197,377	230,471

Net increases (decreases) in cash and cash equivalents	7,036	(77,916)	98,636	38,006
Cash and cash equivalents, beginning of period	30,970	108,886	10,250	—

Cash and cash equivalents, end of period	$38,006	$30,970	$108,886	$38,006

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,			Cumulative Period from May 5, 1995 (Inception) to December 31, 2002
	2002	2001	2000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$53	$50	$401	$876
Supplemental Disclosure of Significant Noncash Investing and Financing Activities:
Additions to property and equipment acquired under capital lease obligation	$296	$—	$—	$1,803
Issuance of notes receivable in exchange for common stock	$—	$—	$613	$680
Net assets obtained in exchange for Series A preferred stock	$—	$—	$—	$36
Issuance of warrants in connection with notes payable	$—	$—	$—	$530
Deferred stock-based compensation	$(1,173)	$(1,228)	$7,460	$15,179
Accretion of mandatorily redeemable preferred stock and accrued dividends	$—	$—	$—	$6,322
Conversion of notes payable into preferred stock	$—	$—	$—	$2,496
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$36,030	$36,030
Repurchase of common stock in exchange for cancellation of notes receivable from stockholders	$—	$—	$(56)	$(56)
Issuance of common stock in connection with litigation settlement	$—	$11,700	$—	$11,700

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY

ACLARA was incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed its name in 1998 to ACLARA BioSciences, Inc. ACLARA has developed and is commercializing its novel eTag assay chemistries through access programs for applications in drug discovery and development.

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

Cash Equivalents, Short-Term and Long-Term Marketable Investments

ACLARA considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of its short-term and long-term marketable investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified ACLARA’s marketable investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income. The cost of securities sold is based on the specific identification method.

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

Concentration of Credit Risk and Major Customers

ACLARA invests its cash, cash equivalents, short-term investments and long-term investments in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Pursuant to ACLARA’s investment guidelines, the investment portfolio should have an overall weighted average maturity of less than 24 months with no one individual security having a maturity of greater than 36 months. Management believes that its investment guidelines limit credit risk and maintain liquidity.

ACLARA’s receivables are primarily derived from commercial collaborations and government grants, and accordingly, there is no collateral required for these receivables.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, one commercial collaborators and one government grants accounted for 13% and 65% of accounts receivable, respectively. At December 31, 2001, two commercial collaborators accounted for 65% and 32% of accounts receivable, respectively.

In 2002, two commercial accounts accounted for 49% and 36% of ACLARA’s total revenues, respectively.

In 2001, two government grants and two collaborative partners individually accounted for 33%, 15%, 25% and 17% of ACLARA’s total revenue, respectively. In 2000, two collaborative partners individually accounted for 38% and 25% of ACLARA’s total revenue, respectively.

Inventory

Inventories are stated at the lower-of cost-or-market, with cost determined on a first-in, first-out basis.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their expected useful lives. Intangible assets at December 31, 2002 principally comprised a technology license. The license was purchased during the year ended December 31, 2002 at a cost of $1,500,000 and with an expected useful life of seven years from the date of purchase. Amortization expense during the year ended December 31, 2002 was $36,000. The license had a net carrying amount of $1,464,000 at December 31, 2002 and was included within Other assets, net.

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Research and Development Costs

Costs related to research, design and development of products, including costs incurred under grant and collaborative arrangements, are charged to research and development expense as incurred.

Revenue Recognition

ACLARA recognizes revenue from government grants in the period in which research and development costs are incurred. Non-refundable milestone payments received related to substantive at-risk milestones are recognized when our performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Any amounts received in advance of performance, or with ongoing obligations still present, are deferred until performance has been completed and such obligations have been met. Product revenue is recognized when title and risk of ownership has transferred, remaining obligations are insignificant and collection of any remaining related account receivable is reasonably assured. ACLARA did not offer warranties on its products sold through December 31, 2002.

Certain Risks and Uncertainties

ACLARA’s products and services are concentrated in rapidly changing, highly competitive markets, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by ACLARA to anticipate or to respond adequately to technological developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on ACLARA’s business, operating results and future cash flows.

Segments

ACLARA did not have any separately reportable business segments as of December 31, 2002.

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

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders:
As reported	$(37,247)	$(29,040)	$(59,209)
Add: Stock-based compensation expense included in reported net loss	1,173	2,332	7,623
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,608)	(6,944)	(13,038)

Pro forma net loss	$(38,682)	$(33,652)	$(64,624)

Net loss per share:
Basic—as reported	$(1.04)	$(0.82)	$(2.20)

Basic—pro forma	$(1.08)	$(0.95)	$(2.40)

Diluted—as reported	$(1.04)	$(0.82)	$(2.20)

Diluted—pro forma	$(1.08)	$(0.95)	$(2.40)

ACLARA accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the years ended December 31, 2002, 2001, 2000 and for the cumulative period from May 5, 1995 (date of inception) to December 31, 2002. As this component of comprehensive income is not significant, individually or in the aggregate, no separate statements of comprehensive income have been presented.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

an amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Transition provisions and annual disclosure requirements are effective for fiscal years beginning after December 15, 2002. Interim disclosure requirements effective for interim periods beginning after December 15, 2002. The Company does not expect to effect a voluntary change in accounting to the fair value method, and, accordingly, does not expect the adoption of SFAS No. 148 to have a significant impact on the Company’s future results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of Interpretation No. 45 to have a significant impact on the Company’s future results of operations or financial position.

In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of shares subject to repurchase, stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to ACLARA’s net loss.

A reconciliation of shares used in the calculations is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Basic and diluted:
Net loss before extraordinary loss	$(37,247)	$(29,040)	$(58,106)
Extraordinary loss on early retirement of debt	—	—	(1,103)

Net loss attributable to common stockholders	$(37,247)	$(29,040)	$(59,209)

Weighted-average shares of common stock outstanding	35,921	35,506	27,571
Less: weighted-average shares subject to repurchase	(36)	(249)	(627)

Weighted-average shares of common stock used in basic and diluted net loss per share	35,885	35,257	26,944

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following outstanding options and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Years Ended December 31,
	2002	2001	2000
Options and warrants	3,119	3,335	3,178

3.    CASH, CASH EQUIVALENTS AND MARKETABLE INVESTMENTS

The following is a summary of cash, cash equivalents, short-term and long-term marketable investments which are classified as available-for-sale at December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market funds	$38,006	$—	$—	$38,006
Bonds of US government and its agencies	34,157	297	—	34,454

	$72,163	$297	$—	$72,460

Reported as:
Cash and cash equivalents	$38,006	$—	$—	$38,006
Short-term marketable investments	12,657	185	—	12,842
Long-term marketable investments	21,500	112	—	21,612

	$72,163	$297	$—	$72,460

Unrealized gains and losses are reported in other comprehensive income.

The following is a summary of cash, cash equivalents and short-term marketable investments which are classified as available-for-sale at December 31, 2001 (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and Money Market fund	$24,368	$—	$—	$24,368
Commercial Paper	19,907	—	—	19,907
Bonds of US Government and its agencies	92,895	345	64	93,176

	$137,170	$345	$64	$137,451

Reported as:
Cash and cash equivalents	$30,970	$—	$—	$30,970
Short-term marketable investments	45,772	111	—	45,883
Long-term marketable investments	60,428	234	64	60,598

	$137,170	$345	$64	$137,451

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the Company’s marketable securities had the following maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$12,657	$12,842
From one year to three years	21,500	21,612

	$34,157	$34,454

4.    RESTRICTED CASH

Current restricted cash at December 31, 2002 comprises $34.1 million held in escrow as part of our settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA has provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution that had issued the letter of credit required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is invested in short-term US government agency debt and money market funds. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. On February 15, 2003 the letter of credit was terminated and the restricted cash was released.

5.    INVENTORIES

Inventories at December 31, 2002 and 2001 consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$2,750	$3
Finished goods	30	11

	$2,780	$14

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Machinery and equipment	$3,402	$5,582
Furniture and fixtures	720	686
Computer equipment and software	1,239	1,367
Leasehold improvements	5,420	4,991

	$10,781	$12,626

Less: accumulated depreciation and amortization	(3,683)	(3,739)

	$7,098	$8,887

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense during the years ended December 31, 2002, 2001, 2000 and the cumulative period from May 5, 1995 (date of inception) to December 31, 2002, was $1.8 million, $1.6 million $1.0 million and $5.7 million, respectively. At December 31, 2002, ACLARA has assets held under capital lease obligations in the amount of $296,000 and accumulated amortization of $41,000. There were no capital leases at December 31, 2001.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2002	2001
Goods and services	$735	$880
Professional services	622	667
Other	—	440

	$1,357	$1,987

8.    RESTRUCTURING

During the third quarter of 2002 ACLARA approved and initiated a restructuring plan that reduced costs associated with the microfluidics aspect of our business so we could increase our focus on our eTag assay chemistry. Accordingly, we recognized a restructuring charge of $3.3 million during the third quarter. The charge included $0.8 million of severance and benefits related to the involuntary termination of approximately 50 employees. The terminated employees were primarily in research and development associated with microfluidics. Termination benefits related to severance packages, out-placement services and other associated costs are included in restructuring expense on the statement of operations and restructuring accrual on the balance sheet at December 31, 2002. We also wrote off approximately $2.5 million of fixed assets that are not expected to be used prospectively.

ACLARA anticipates the remaining reserve of $501,000 will be substantially paid out by the first quarter of 2003.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Severance and Benefits	Fixed Assets	Other Charges	Total
Restructuring provision:
Severance and benefits	$753	$—	$—	$753
Property and equipment write off	—	2,467	—	2,467
Other charges	—	—	107	107

Total	$753	$2,467	$107	$3,327
Non-cash charges	—	(2,467)	—	(2,467)
Cash paid	(280)	—	(79)	(359)

Reserve balance at December 31, 2002	$473	$—	$28	$501

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    LITIGATION SETTLEMENTS

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

On June 15, 2001, ACLARA filed suit against its former General Counsel, Bertram Rowland (“Rowland”), in the Superior Court of California, San Mateo County. ACLARA’s action, which arose from Rowland’s alleged dual representation of ACLARA and Caliper Technologies Corp., asserted various causes of action, including breach of fiduciary duty, professional malpractice, and concealment, and sought damages, as well as rescission of Rowland’s employment agreement, stock option agreement and indemnity agreement. These agreements related to Rowland’s now terminated status as General Counsel of ACLARA. Rowland had answered the Complaint, denied all claims and asserted various affirmative defenses. On or about October 2, 2001, Rowland filed a Cross-Complaint against ACLARA and Joseph Limber, the Company’s President and Chief Executive Officer. Rowland alleged a variety of claims, including fraud, negligent misrepresentation, breach of contract regarding the above-noted agreements, and securities fraud under California state law, and he sought damages. The Company and Mr. Limber answered the Cross-Complaint, denied all claims and asserted affirmative defenses. In June 2002, Rowland dismissed his causes of action relating to alleged fraud or misrepresentation with respect to securities and alleged breach of contract with respect to his employment agreement or stock option agreement. Rowland and ACLARA reached an agreement in January 2003 to settle all claims under these complaints. The settlement had no adverse effect on our results of operation or cash flows.

As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares at $20.8 million. Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued at the end of each reporting period prior to its settlement in October 2002. At December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, the put obligation had a value of $27.2 million, $28.7 million, $30.5 million, and $30.9 respectively. As a result of these revaluations and the eventual settlement, in October 2002, revaluation expenses of $4.0 million and $6.4 million were recorded in the accompanying Statements of Operations for the years ended December 31, 2002 and 2001, respectively. The revaluation of the put obligation used a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations.

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

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    COMMITMENTS AND CONTINGENCIES

Operating Lease

In March 1999, ACLARA entered into a ten-year operating lease for office space. Lease payments for the years ended December 31, 2002, 2001, 2000 and for the cumulative period from May 5, 1995 (date of inception) to December 31, 2002, were $1,126,000, $1,088,000, $1,051,000, and $4,228,000, respectively.

The future annual minimum lease payments under the leases at December 31, 2002 are as follows (in thousands):

Years Ending December 31,	Operating Lease Commitments
2003	$1,167
2004	1,208
2005	1,250
2006	1,294
2007	1,339
2008 and thereafter	2,091

Total minimum lease payments	$8,349

Legal Matters

In August 2000, ACLARA entered into a settlement and release with Rodenstock North America (“Rodenstock”) (formerly 2C Optics) relating to a dispute arising out of ACLARA’s repurchase of its Series A Preferred Stock from Rodenstock in 1999. (See Note 9 above.) The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock’s outstanding shares entitled to vote on the matter. On April 27, 2001, S&A Biotech Investments, LLC (“S&A”), a stockholder of Rodenstock, filed a shareholder derivative suit in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants, Rodenstock as a nominal defendant, and ACLARA as a defendant. S&A alleges breach of fiduciary duties by Rodenstock and the individual defendants, including Thomas Baruch, who was the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement between ACLARA and Rodenstock. S&A also asserts a claim against ACLARA for allegedly aiding and abetting the purported breach of fiduciary duty by Rodenstock and Rodenstock’s directors. Among other remedies, S&A seeks rescission of the settlement agreement and the above-referenced stock repurchase. ACLARA filed its demurrer, and Rodenstock and Mr. Baruch filed their demurrers and notices of summary judgment, which were heard in April, 2002. The Court denied all demurrers, but granted Rodenstock and Mr. Baruch’s notice for summary judgment. Plaintiff has dismissed without prejudice its claim against ACLARA while it considers appealing the judgment for the other defendants.

ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA Biosciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. (More than 300 issuers have been named in similar lawsuits.) In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

actions. On February 19, 2003, the Court in this action issued its decision on Defendant’s omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss the Section 11 claim as to ACLARA and virtually all of the other defendants. ACLARA believes it has meritorious defenses and intends to vigorously defend itself against this suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

11.    RESEARCH AND DEVELOPMENT COLLABORATIONS

In March 1999, ACLARA entered into an agreement with the R.W. Johnson Pharmaceutical Research Institute (“PRI”), a division of Johnson and Johnson and Applied Biosystems. Under this agreement, ACLARA and Applied Biosystems agreed to develop and provide to PRI advanced prototype microfluidic systems for pharmaceutical drug screenings. Under a side agreement between ACLARA and Applied Biosystems, any royalty received from PRI for manufacturing or selling of microfluidic electrophoresis devices would be split between Applied Biosystems and ACLARA. In October 2001, ACLARA, PRI and Applied Biosystems agreed to modify the three-way drug screening collaboration agreements to allow for a two-way collaboration on this program between ACLARA and PRI but excluding Applied Biosystems. Under the terms of the modified collaboration, ACLARA recognized $800,000 of revenue in 2001 and $200,000 in 2002. Currently, ACLARA has no ongoing research or development programs under these agreements.

In October 2001, ACLARA entered into an exclusive worldwide distribution agreement (“Distribution Agreement”) with Roche Diagnostics Corporation (“Roche”) for ACLARA’s Arteas products. The Distribution Agreement included a $500,000 fee payable to ACLARA, which provided Roche with exclusive rights of first refusal and negotiation rights to access certain other products of ACLARA. The Distribution Agreement was terminated in October 2002. The Company recorded revenues of $795,000 and $99,000 related to the agreement during the years ended December 31, 2002 and 2001, respectively.

In November 2001, ACLARA entered into a research and development agreement (“R & D Agreement”) with Roche for the provision of research by ACLARA in various areas. Pursuant to the terms of the R & D Agreement, $70,000 and $80,000 of revenue has been recognized in the accompanying Statements of Operations for the years ended December 31, 2002 and 2001, respectively.

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

12.    LOANS PAYABLE AND CAPITAL LEASES

In March 1999, ACLARA entered into a loan agreement with its landlord to borrow $663,000 for leasehold improvements at an interest rate of 8.5% per annum. In December 1999 ACLARA borrowed the proceeds of $663,000 under a ten-year promissory note with interest calculated on the basis of a 30-day month. The loan matures on July 1, 2009. At December 31, 2002, $507,000 was outstanding.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In August 2002, ACLARA entered into a two-year capital lease agreement to borrow $296,000 for equipment at an interest rate of 3.27%. The loan matures on August 28, 2004. At December 31, 2002, $237,000 was outstanding as follows (thousands):

Maturities of term debt and capital leases were as follows:

	Capital Leases	Loans Payable
Year Ending December 31,
2003	$142	$60
2004	95	65
2005	—	71
2006	—	77
2007 and thereafter	—	234

	$237	$507

13.    STOCKHOLDERS’ EQUITY

Common Stock

ACLARA’s Certificate of Incorporation, as amended, authorizes ACLARA to issue 150,000,000 shares of $0.001 par value common stock. A portion of common stock options granted to ACLARA employees have been exercised before the stock options were vested. As a result of these early exercises, the unvested portion of the exercised stock option is subject to a right of repurchase by ACLARA over the vesting period. The vesting period is generally four years. 36,091 and 106,449 shares of common stock were subject to repurchase by ACLARA at December 31, 2002 and December 31, 2001, respectively.

Deemed Dividends

In December 1999, ACLARA issued 1,241,723 shares of Series H mandatorily redeemable convertible preferred stock at $4.03 per share for proceeds of $5,000,000. The issuance resulted in a beneficial conversion feature of $5,000,000, calculated in accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features.” The beneficial conversion feature is reflected as a preferred dividend in the Statement of Operations for the year ended December 31, 1999.

Warrants

In December 1996, ACLARA issued warrants to purchase 135,000 shares of common stock at a price of $1.33 per share to the lessor of ACLARA’s previous facility. The warrants will expire upon the earliest of December 6, 2003 or the closing of an acquisition of ACLARA.

In May 1999, in conjunction with a loan agreement with a financial institution, ACLARA issued warrants to purchase 138,890 shares of common stock at an exercise price of $1.80 per share. The warrants have a ten-year term ending in May 2009.

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

Stock Option Plans

As of December 31, 2002, there were 8,666,504 shares of common stock reserved for issuance under the Company’s 1995 Stock Plan and Amended and Restated 1997 Stock Plan (the “1997 Plan” and together with the 1995 Stock Plan, the “Plans”) for issuance to employees, directors and consultants of ACLARA. The 1997 Plan contains a provision whereby the number of shares reserved will increase by 1,125,000 on each anniversary of the adoption of the 1997 Plan by the Company’s Board of Directors.

In certain cases, and in accordance with the Plan, employees have been granted options that permit the exercise of options through the use of a full recourse note payable to ACLARA. The shares purchased through a note payable are held in escrow by ACLARA until the note has been fully repaid. Interest is charged on the note at federal rates. At December 31, 2002 and December 31, 2001, the outstanding balance of notes receivable and accrued interest was $0 and $571,000, respectively. All such promissory notes were paid in full during 2002.

Options granted under the Plans may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the Plans. The Board of Directors or its designated stock administrator determines the period over which options become exercisable, usually as the stock option vests. Stock options granted to employees generally vest at a rate of 25% of the stock option grant after one year of employment followed by an additional  1/48 of the stock option grant vesting each month thereafter. The vesting schedule for stock options granted to non-employees who are not on the Board of Directors varies, as determined by the stock administrator. The vesting schedule for stock options granted after ACLARA’s initial public offering in March 2000 to independent members of the Board of Directors provides for vesting in cumulative quarterly installments of  1/4 of the option on each of the quarterly anniversaries of the grant date, commencing with the ninth quarterly anniversary of the grant, so that they are 100% vested on the third anniversary of the grant date.

The exercise price of incentive stock options can be no less than 100% of the fair market value per share of ACLARA’s common stock on the last market trading day prior to the grant date. The exercise price of nonstatutory stock options can be no less than the par value per share of ACLARA common stock.

The term of incentive stock options of which the grantee owns more than 10% of the voting power of all classes of the Company’s capital stock is no longer than five years. For all other options, the term is no longer than ten years.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity under the Plans is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price
Options reserved at inception of the 1995 Stock Plan	1,418,501	—
Options granted	(1,252,418)	1,252,418	$0.04

Balances, December 31, 1995	166,083	1,252,418	$0.04
Additional shares reserved	525,000	—
Options granted	(349,275)	349,275	$0.04
Options exercised	—	(586,901)	$0.04
Options canceled	75,000	(75,000)	$0.04

Balances, December 31, 1996	416,808	939,792	$0.04
Additional shares reserved	750,000	—
Options granted	(588,019)	588,019	$0.17
Options exercised	—	(751,434)	$0.05
Options canceled	131,813	(131,813)	$0.07

Balances, December 31, 1997	710,602	644,564	$0.14
Additional shares reserved (including shares under the 1997 Plan)	1,500,000	—
Options granted	(1,358,127)	1,358,127	$0.45
Options exercised	—	(246,057)	$0.16
Options canceled	148,695	(148,695)	$0.32

Balances, December 31, 1998	1,001,170	1,607,939	$0.38
Additional shares reserved	820,503	—
Options granted	(1,554,126)	1,554,126	$0.48
Options exercised	—	(109,554)	$0.22
Options canceled	161,447	(161,447)	$0.33

Balances, December 31, 1999	428,994	2,891,064	$0.44
Additional shares reserved	1,402,500	—
Options granted	(1,438,320)	1,438,320	$12.48
Options exercised	—	(1,676,796)	$0.43
Options canceled	374,962	(374,962)	$3.31

Balances, December 31, 2000	768,136	2,277,626	$7.58
Additional shares reserved	1,125,000	—
Options granted	(2,195,025)	2,195,025	$5.65
Options exercised	—	(311,820)	$0.65
Options canceled	1,102,181	(1,102,181)	$11.34

Balances, December 31, 2001	800,292	3,058,650	$5.55
Additional shares reserved	1,125,000
Options granted	(1,099,787)	1,099,787	$2.28
Options exercised		(227,842)	$0.39
Options canceled	950,344	(950,344)	$6.55

Balances, December 31, 2002	1,775,849	2,980,251	$4.31

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2002 are as follows:

Exercise Price	Options Outstanding		Weighted Average Exercise Price	Options Currently Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Options Exercisable	Weighted Average Exercise Price
$0.04	9,000	2.35	$0.04	9,000	$0.04
$0.09	3,000	3.97	$0.09	3,000	$0.09
$0.11	9,376	4.69	$0.11	9,376	$0.11
$0.40	110,630	5.88	$0.40	109,035	$0.40
$0.63	69,560	6.64	$0.63	60,567	$0.63
$0.63	2,501	6.92	$0.63	2,501	$0.63
$1.44–3.23	860,700	9.54	$1.94	160,019	$1.86
$3.33–3.70	390,685	8.64	$3.45	242,339	$3.33
$4.23	4,000	9.04	$4.23	—	$4.23
$4.33–5.00	173,095	8.59	$4.70	52,839	$4.71
$5.02	875,092	8.28	$5.02	362,296	$5.02
$5.03–5.95	212,000	8.76	$5.31	48,408	$5.29
$6.32–6.69	25,125	8.63	$6.57	5,000	$6.33
$7.06–7.96	54,200	8.49	$7.70	3,075	$7.42
$8.26–8.85	14,000	8.49	$8.54	2,718	$8.26
$9.75	22,388	8.13	$9.75	12,272	$9.75
$10.00	19,312	7.20	$10.00	16,499	$10.00
$11.81	69,100	7.93	$11.81	35,860	$11.81
$18.50	30,061	7.76	$18.50	19,725	$18.50
$28.00	12,176	7.41	$28.00	7,101	$28.00
$38.81	14,250	7.57	$38.81	11,250	$38.81

	2,980,251	7.43	$4.31	1,172,879	$3.83

As of December 31, 2001, options to purchase 917,965 shares of common stock were exercisable under the Plans.

Employee Stock Purchase Plan

ACLARA adopted an Employee Stock Purchase Plan (“Purchase Plan”) in February of 2000. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of ACLARA’s common stock under the Purchase Plan. The Purchase Plan contains successive six-month offering periods and the price of stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the stock either at the beginning of the offering period or at the end of the offering period. ACLARA has reserved 800,000 shares of common stock under the Purchase Plan. Purchases under the Purchase Plan for years ended December 2002 and December 31, 2001 were 195,234 and 107,512 shares of common stock at an average price of $1.89 and $15.19 per share, respectively. Shares available for future purchase under the Purchase Plan are 471,802 at December 31, 2002. The Purchase Plan will terminate in May 2010.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Stock-Based Compensation

ACLARA has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each option grant to employees is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.58%	3.41%	6.08%
Expected life (in years)	5.0	5.0	5.0
Expected stock price volatility	100%	100%	100%

The expected life is based on the assumption that stock options on average are exercised one year after they are fully vested. The risk free interest rate was calculated in accordance with the grant date and expected life calculated. The expected stock price volatility is based upon the expected volatility of ACLARA’s stock over the life of the option.

The weighted average per share estimated fair value of employee stock options granted during 2002, 2001 and 2000 was $2.31, $4.29 and $12.90, respectively.

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

During the years ended December 31, 2002, 2001 and 2000, ACLARA has recorded deferred stock-based compensation related to stock options granted to employees and non-employees of $0, $0 and $7,460,000, of which $1.2 million, $2.3 million and $7.6 has been amortized and recognized as an expense in the accompanying Statement of Operations for the years ended 2002, 2001 and 2000, respectively. For the years ended December 31, 2002 and, 2001, $1.0 million and $1.2 million respectively of unamortized deferred stock-based compensation was reversed relating to the termination of certain ACLARA employees.

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

15.    RELATED PARTY TRANSACTIONS

In October 2001, ACLARA amended the terms of a research collaboration with the R.W. Johnson Pharmaceutical Research Institute (“PRI”). PRI previously owned shares of Series D, Series E and Series F mandatorily redeemable convertible preferred stock, which were subsequently converted to common stock during ACLARA’s initial public offering in March 2000. Revenue from this collaboration totaled $200,000, $800,000 and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2000, ACLARA issued promissory notes to three officers and three other employees totaling approximately $613,000 for the exercise of certain stock options. These notes bore interest of between 4.6% and 5.8% per annum with the principal and accrued interest being repayable between two and three years from the date of issuance. The amount outstanding at December 31, 2002 and December 31, 2001 including accrued interest was $0 and $571,000, respectively. The promissory notes were full recourse and were collateralized by a pledge of ACLARA’s common stock. As of December 31, 2002, all such promissory notes had been repaid in full.

In July 2000, ACLARA issued a loan of approximately $41,000 to an officer. The amount outstanding at December 31, 2002 and December 31, 2001 including accrued interest was $0 and $45,000, respectively. The loan bore an interest at a rate of 6.6% per annum with a term of approximately two years from the date of issuance. The loan was collateralized by a pledge of ACLARA’s common stock. The loan was repaid in full in October 2002.

ACLARA has entered into change of control and indemnification agreements with each executive officer.

16.    INCOME TAXES

The net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$46,147	$20,593
Depreciation and amortization	3,203	333
Tax credit carried-forward	3,333	2,767
Accrued litigation costs	—	15,255
Capitalized research and development	2,554	1,624

Deferred income tax assets	55,237	40,572
Less: valuation allowance	(55,237)	(40,572)

Net deferred tax assets	$—	$—

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The reconciliation of the statutory federal income tax rate to ACLARA’s effective tax rate is as follows:

	December 31,
	2002	2001
Tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal benefits	(3.11)%	(7.83)%
Stock-based compensation	1.26%	1.14%
Deferred tax assets, not benefited	37.73%	43.49%
Tax credits	(1.95)%	(2.25)%
Other	0.07%	(0.55)%

Provision for taxes	—%	—%

Based on the available evidence, management believes it is more likely than not that the net deferred tax assets are not fully realizable. Accordingly, ACLARA has provided a full valuation allowance against its net deferred tax assets at December 31, 2002.

At December 31, 2002, ACLARA had federal and state net operating loss carryforwards of approximately $126 million and $57 million, respectively. If not utilized, the federal loss carryforwards begin to expire in the year 2010, and the state loss carryforwards begin to expire in the year 2005.

ACLARA has tax credit carryforwards of $1,837,000 and $2,266,000 for federal and state income tax purposes, respectively. If not utilized, the federal tax credits will begin to expire in 2010, and the state credits will begin to expire in 2005.

The Internal Revenue Code limits the use of net operating loss and tax credits carry forwards in certain situations where changes occur in the stock ownership of a company. If ACLARA should have an ownership change, as defined by tax law, utilization of the carryforwards could be restricted.

17.    EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

During the year ended December 31, 2000, ACLARA recorded an extraordinary loss of $1.1 million related to the early retirement of debt.

ACLARA BIOSCIENCES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS—(Continued)

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2002
Revenues	$590	$673	$505	$752
Litigation settlements	(1,534)	(1,810)	(396)	(213)
Restructuring	—	—	(3,327)	—
Loss from operations	(10,169)	(10,883)	(12,052)	(7,703)
Net loss	(9,088)	(9,858)	(11,192)	(7,111)
Net loss per common share, basic and diluted	$(0.25)	$(0.27)	$(0.31)	$(0.20)

2001
Revenues	$934	$849	$507	$955
Litigation settlements	(4,777)	2,389	(2,839)	(570)
Loss from operations	(12,477)	(5,220)	(10,823)	(8,331)
Net loss	(9,815)	(3,219)	(9,086)	(6,920)
Net loss per common share, basic and diluted	$(0.28)	$(0.09)	$(0.26)	$(0.19)

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 222-95107 (our “Form S-1”).)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.6 to our Form S-1.)

3.3	Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

10.1*	Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2 *	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3 *	Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

10.5	Lease Agreement between ACLARA BioSciences, Inc. and The Pear Avenue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

10.6	Master Equipment Lease between Phoenix Leasing and Soane BioSciences, Inc., dated as of November 15, 1995 (Incorporated by reference to Exhibit 10.9 to our Form S-1.)

10.7+

Agreement for an Exclusive Alliance to Develop, Manufacture and Market a Chip-Based Screening System for Cell Analysis between Cellomics, Inc. and ACLARA BioSciences, Inc, dated as of October 26, 1999 (Incorporated by reference to Exhibit 10.10 to our Form S-1.)

10.8+	Collaboration Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.9+	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.10+

Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and ACLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

10.11+	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.12

Master Loan and Security Agreement by and between ACLARA BioSciences, Inc. and Transamerica Business Credit Corporation, dated as of May 27, 1999 (Incorporated by reference to Exhibit 10.15 to our Form S-1.)

10.13	ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.14	Agreement between Packard BioScience Company and ACLARA BioSciences, dated as of February 21, 2000 (Incorporated by reference to Exhibit 10.17 to our Form S-1.)

10.15	Consulting Agreement with Dr. Eric Lander dated as of January 15, 2000 (Incorporated by reference to Exhibit 10.18 to our Form S-1.)

10.16	Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

1

Exhibit Number	Description
10.17+

Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.18+

Cross-License Agreement between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2001.)

10.19

Common Stock Issuance Agreement between ACLARA BioSciences, Inc. and Caliper Technologies Corp., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.20+

Amended and Partially Restated Collaboration Agreement between ACLARA BioSciences, Inc. and PE Corporation (NY), executed as of March 22, 2002. (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.21

Second Side Agreement Between ACLARA BioSciences, Inc. and PE Corporation (NY), effective as of September 30, 2000. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.22+

Supply and Distributorship Agreement between ACLARA BioSciences, Inc. and Roche Diagnostics Corporation, dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.23

First Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., executed as of October 1, 2001. (Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.24+

Second Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.25+

Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.26+

Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.27

Amendment to the ACLARA BioSciences, Inc. Employee Stock Purchase Plan, effective April 23, 2002. (Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q filed on August 14, 2002.)

10.28+

License Agreement between Third Wave Technologies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.29+

Supply Agreement between Third Wave Technologies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.30+

InvaderCreator Access Agreement between Third Wave Technolgies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

2

Exhibit Number	Description
10.31+

Transition Manufacturing Plan Letter Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.32

InvaderCreator Access Letter Agreement between Third Wave Technologies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.33

Termination Agreement between Roche Diagnostics Corporation and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.34*

General Release and Separation Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.35*

Change in Control Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.36*	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers except the chief executive officer.

10.37*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated October 29, 2002.

10.38*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated November 27, 2002.

10.39*	Employment Letter Agreement between Thomas Klopack and ACLARA BioSciences, Inc. dated March 18, 2003.

10.40*	Severance Agreement between Thomas Klopack and ACLARA BioSciences, Inc. dated March 18, 2003.

23	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24	Powers of Attorney (see signature page to this report).

+  Confidential treatment has been granted as to portions of this exhibit.

*  Management contract or compensatory plan or arrangement.

3