Form 10-K/A
period 2002-12-31
ACLARA BIOSCIENCES INC
filed 2003-04-30
CIK 1067588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 15, 2003, the number of outstanding shares of the Registrant’s Common Stock was 35,463,049, excluding 900,000 shares of treasury stock.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by ACLARA BioSciences, Inc. (“the Company”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to amend and restate in their entirety Items 10, 11, 12 and 13 of Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain Information With Respect to Directors

The names of the members of our Board of Directors, their ages as of April 30, 2003, and certain other information about them are set forth below:

Name of Director	Age	Position	Director Since	Class/Term Expiring
Thomas R. Baruch, J.D.	64	Director	April 1995	Class I/2004
Herbert H. Hooper, Ph.D.	39	Director	January 2002	Class III/2003
Edward M. Hurwitz, J.D.	39	Director	July 2002	Class III/2003
Thomas G. Klopack	51	Chief Executive Officer, Director	March 2003	Class II/2005
Joseph M. Limber	50	Director	April 1998	Class I/2004
Andre F. Marion	67	Director	February 2000	Class II/2005
John D. Mendlein, J.D., Ph.D.	43	Director	April 2003	Class I/2004
Kevin C. Tang	36	Director	November 2002	Class III/2003

Thomas R. Baruch, J.D.

Thomas R. Baruch joined our Board of Directors as Chairman in April 1995. Since 1988, he has been a General Partner of CMEA Ventures, a venture capital firm. Moreover, from 1990 to 1996, Mr. Baruch served as a special partner of New Enterprise Associates. Prior to his experience with CMEA Ventures, Mr. Baruch founded Microwave Technology, Inc., and served as its President and Chief Executive Officer from 1983 to 1989. Before that, he held senior management and venture investment positions at Exxon Corporation, including the position of President of the Materials Division of Exxon Enterprises, Inc. Mr. Baruch serves as a director of AeroGen, Inc., Symyx Technologies, Inc., Netro Corp. and Physiometrix, Inc. Mr. Baruch holds a B.S. degree from Rensselaer Polytechnic Institute and received a J.D. degree from Capital University.

Herbert H. Hooper, Ph.D.

Herbert H. Hooper joined our Board of Directors in January 2002. Dr. Hooper has been a partner of Ampersand Ventures, a venture capital firm, since January 2002. Dr. Hooper co–founded the Company and served as our Chief Technology Officer from May 1995 until December 2001 and Executive Vice President from 1998 until December 2001. From 1993 to 1995, Dr. Hooper directed the bioanalytical research and development activities at Soane Technologies. Soane BioSciences, the predecessor company to ACLARA, was formed as a spin-off from Soane Technologies in May 1995. From 1990 to 1992, Dr. Hooper worked as a product and business development manager at Air Products and Chemicals. Dr. Hooper holds a B.S. degree in chemical engineering from North Carolina State University and a Ph.D. in chemical engineering from the University of California at Berkeley.

Edward M. Hurwitz, J.D.

Edward M. Hurwitz joined our Board of Directors in July 2002. Mr. Hurwitz has been a venture partner of Alta Partners, a life sciences and technology venture capital firm, since June 2002. Mr. Hurwitz became an employee of ACLARA in May 2002. Since that date he served as Special Advisor to the Chief Executive Officer from May 2002 until October 15, 2002, as Executive Director from October 15, 2002 until December 1, 2002 and as interim chief executive officer from December 1, 2002 until his resignation effective February 21, 2003. Prior to joining Alta Partners, Mr. Hurwitz was Senior Vice President and Chief Financial Officer of Affymetrix, a publicly held life science company, from 1997 to August 2001, and Senior Vice President of Corporate Strategy and New Ventures from August 2001 to October 2001. He holds J.D. and M.B.A. degrees from the University of California, Berkeley and a B.A. in molecular biology from Cornell University.

Thomas G. Klopack

Thomas G. Klopack joined us as Chief Executive Officer and Director in March 2003. From 1998 to 2002, Mr. Klopack served as Chief Operating Officer of Aurora Biosciences Corporation, a provider of enabling drug discovery tools to the biopharmaceutical industry. Prior to joining Aurora, Mr. Klopack served in various management roles at Raychem Corporation from 1979 to 1998, most recently serving as director of strategic planning and business development of the Electronics Division. He holds an M.B.A. from Harvard Business School and a B.S. in engineering from Carnegie-Mellon University.

Joseph M. Limber

Joseph M. Limber joined us as a member of our Board in April 1998 and served as our President and Chief Executive Officer from April 1998 until December 2002. Before joining us, Mr. Limber had been President and Chief Operating Officer at PRAECIS Pharmaceuticals, Inc., from 1996 to 1998. Prior to that, he held positions as Executive Vice President of SEQUUS Pharmaceuticals, Inc., from 1995 to 1996, and as Vice President of Marketing and Sales from 1992 to 1995. Mr. Limber held management positions in marketing and sales with Syntex Corporation from 1987 to 1992, and with the Ciba-Geigy Corporation from 1975 to 1987. Mr. Limber is also a director of VI Technologies. Mr. Limber holds a B.A. degree from Duquesne University.

Andre F. Marion

Andre F. Marion joined our Board of Directors in February 2000. Until his retirement in 1995, Mr. Marion was the President of the Applied Biosystems Division of the Perkin–Elmer Corporation, now known as Applied Biosystems. Prior to holding that position, Mr. Marion was the Chairman of the Board, Chief Executive Officer and President of Applied Biosystems, Inc., until its merger with Perkin–Elmer Corporation in February 1993. Mr. Marion currently serves as a director of Molecular Devices Corp., Cygnus, Inc., Applied Imaging Corp. and Alpha M.O.S., and is also an advisor to several private companies. Mr. Marion holds an engineering degree from the French Ecole National Superiors d’Ingenieurs Arts et Metiers in both mechanical and electrical engineering.

John D. Mendlein, J.D., Ph.D.

John D. Mendlein joined our Board of Directors in April 2003. Dr. Mendlein has been Chairman and Chief Executive Officer of Affinium Pharmaceuticals, Inc., a drug discovery company, since November 2000. Prior to joining ACLARA, Dr. Mendlein served as Chief Knowledge Officer, General Counsel and Senior Vice President, Intellectual Property of Aurora Biosciences Corporation, from 1996 until 2000. Dr. Mendlein holds a Ph.D. in physiology and biophysics from the University of California, Los Angeles and a J.D. degree from the University of California, Hastings College of Law.

Kevin C. Tang

Kevin C. Tang joined our Board of Directors in November 2002. Mr. Tang is founder and has been Managing Director of Tang Capital Management, LLC, an investment company, since August 2002. From 1991 to July 2001, Mr. Tang held various positions at Deutsche Banc Alex. Brown, Inc., an investment banking firm, most recently serving as a Managing Director and head of the Life Sciences research group. Mr. Tang currently serves as a director of Trimeris, Inc. Mr. Tang received his B.S. degree from Duke University.

Certain Information With Respect to Executive Officers

The names of the executive officers of the Company, their ages as of April 30, 2003, and certain other information about them are set forth below (unless set forth elsewhere in this Report):

Name	Age	Position	Officer Since
Thomas G. Klopack	51	Chief Executive Officer	March 2003
Sharat Singh, Ph.D.	44	Senior Vice President, eTag™ Assay Technology	December 2001
Michael J. Dunn	47	Chief Business Officer	April 2003
Stephen C. Macevicz, Ph.D., J.D.	54	Vice President, Intellectual Property	March 2002
Alfred G. Merriweather	49	Vice President, Finance, Chief Financial Officer and Secretary	December 2001

Sharat Singh, Ph.D.

Sharat Singh, Ph.D. joined us as Director of Synthesis and Advanced Technologies in 1997, was appointed Vice President of Advanced Technologies in December 2001 and was appointed Senior Vice President, eTag™ Assay Technology in June 2002. Prior to joining us, Dr. Singh spent ten years with Syntex/Dade-Behring in various senior scientific roles, including as Behring Fellow from 1994 to 1997. Dr. Singh has an M.S. degree in chemistry from Hyderabad University, India and a Ph.D. in organic chemistry from the Indian Institute of Sciences.

Michael J. Dunn

Michael J. Dunn joined us as Chief Business Officer in April 2003. Prior to joining us, Mr. Dunn was Executive Vice President of Business Development for ActivX Biosciences, Inc., a biotechnology company, from March 2002 to April 2003. From July 1998 to March 2002, Mr. Dunn was Vice President of Business Development for Aurora Biosciences Corporation, a biotechnology tools company. From 1995 to July 1998, he was Vice President of Business Development for SIBIA Neurosciences, Inc. Mr. Dunn has a B.A. degree in biology from the University of Chicago and an M.B.A. degree from the University of San Diego.

Stephen C. Macevicz, Ph.D., J.D.

Stephen C. Macevicz joined us as Vice President of Intellectual Property in March 2002. Prior to joining us, Dr. Macevicz was Vice President of Intellectual Property for GeneProt, Inc., a biotechnology company based in Geneva, Switzerland during 2001 and was Vice President of Intellectual Property for Lynx Therapeutics, Inc., a biotechnology company, from 1995 to 2001. Dr. Macevicz has an A.B. degree in mathematics from San Diego State University and Ph.D. and J.D. degrees from the University of California at Berkeley.

Alfred G. Merriweather

Alfred G. Merriweather joined us in December 2001 as Vice President, Finance, Chief Financial Officer and Secretary. Prior to joining us, Mr. Merriweather was Vice President and Chief Financial Officer of Citadon, Inc., a software company, from 1999 to 2001. From 1996 to 1999, he was Vice President of Finance and Chief Financial Officer of Symphonix Devices, Inc., a manufacturer of implantable medical devices. From 1993 to 1996, Mr. Merriweather was Vice President of Finance and Chief Financial Officer of LipoMatrix, Inc., a medical device company based in Neuchatel, Switzerland. Prior to that, Mr. Merriweather was Vice President of Finance and Chief Financial Officer of Laserscope, a manufacturer of surgical laser systems. Mr. Merriweather holds a B.A. degree in economics from The University of Cambridge, England and is an Associate of the Institute of Chartered Accountants in England and Wales.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities (Forms 3, 4 and 5). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2002, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934 were timely met, with the exception of one stock option exercise by Mr. Hooper on February 5, 2002, which was filed on a Form 5 report on February 13, 2003.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2002, information concerning compensation awarded or paid to, or earned by, (i) each individual holding the position of Chief Executive Officer or acting in a similar capacity, (ii) each of our four most highly compensated executive officers other than the Chief Executive Officer and (iii) one other individual who would have been one of the most highly compensated executive officers but for the fact that he was not an executive officer as of the end of the year (collectively referred to as the “Named Executive Officers.”)

	Year					Long-Term Compensation Securities Underlying Options/SARs	All Other Compensation
Name and Principal Position		Annual Compensation
		Salary		Bonus
Edward M. Hurwitz Interim Chief Executive Officer(2)	2002 2001 2000	$143,333 — —	(1)	$	— — —	275,000 — —	— — —

Joseph M. Limber President and Chief Executive Officer(3)	2002 2001 2000	$334,993 320,000 290,306		$	— 112,000 108,750	100,000 250,000 112,500	$37,042 45,889 —	(4) (4)

Dennis W. Harris, Ph.D. Senior Vice President, Systems Integration & Business Development(5)	2002 2001 2000	$218,400 152,788 —		$	— 48,825 —	50,000 100,000 —	— — —

Sharat Singh, Ph.D. Senior Vice President, eTag™ Assay Technology	2002 2001 2000	$205,231 175,000 138,224			$25,000 40,688 38,000	75,000 130,000 115,000	— — —

Alfred G. Merriweather Vice President, Finance and Chief Financial Officer	2002 2001 2000	$203,423 3,942 —	(6)		$10,000 — —	— — —	— — —

Danny G. Morrow Vice President, Operations(5)	2002 2001 2000	$170,573 164,400 80,000	(7)	$	— 38,130 18,740	— — —	— — —

Philip A. Petersen(8) Vice President, Corporate Development	2002 2001 2000	$180,000 170,000 15,492	(9)	$	— 39,525 —	— 105,000 75,000	25,077 26,855 —	(8) (8)

(1)	Represents Mr. Hurwitz’s salary for the period beginning May 2002, when he joined our Company, through the end of the fiscal year ended December 31, 2002.
(2)	Mr. Hurwitz resigned as an officer of the Company, effective February 21, 2003.
(3)	Mr. Limber resigned as an officer of the Company effective December 1, 2002.
(4)	Represents cash paid as compensation for unused vacation time.
(5)	Dr. Harris and Mr. Morrow ceased to be executive officers effective April 25, 2003.
(6)	Represents Mr. Merriweather’s salary for the period beginning December 2001, when he joined our Company, through the end of the fiscal year ended December 31, 2001.
(7)	Represents Mr. Morrow’s salary for the period beginning July 2000, when he joined our Company through the end of the fiscal year ended December 31, 2000.
(8)	Represents a moving expense reimbursement paid by the Company to Mr. Petersen of $5,693 in 2002 and $26,855 in 2001 and cash paid as compensation for unused vacation time of $19,384 in 2002. Mr. Petersen ceased to be an executive officer of the Company in October 2002, and his employment with the Company terminated in March 2003.
(9)	Represents Mr. Petersen’s salary for the period beginning November 2000, when he joined our Company, through the end of the fiscal year ended December 31, 2000.

STOCK OPTION GRANTS AND EXERCISES

We grant options to employees and non-employees under our Amended and Restated 1997 Stock Plan (the “1997 Plan”). During the fiscal year ended December 31, 2002, we granted options to purchase 1,099,787 shares of our common stock under our 1997 Plan, and options granted for 950,344 shares were cancelled and returned to the 1997 Plan. As of April 15, 2003, options to purchase a total of 4,158,485 shares were outstanding under our 1997 Plan and 1,033,322 shares remained available for grant under the 1997 Plan. In general options granted under our 1997 Plan vest over four years and expire on the tenth anniversary of the date of any particular grant.

We grant options to our executive officers under our 1997 Plan. We have not granted any stock appreciation rights to any of our Named Executive Officers. The following tables show for the fiscal year ended December 31, 2002, certain information regarding options granted to, exercised by, and held at year end by our Named Executive Officers:

Option Grants in Fiscal Year Ended December 31, 2002

	Individual Grants		Exercise Price Per Share ($)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to Employees in Fiscal Year (2)

Name					5%($)	10%($)
Edward M. Hurwitz	175,000	16%	1.83	06/25/12	201,404	510,396
	100,000	9	1.85	10/29/12	116,346	294,842
Joseph M. Limber	100,000	9	3.70	03/05/12	232,691	589,685
Dennis W. Harris	50,000	5	1.49	10/10/12	46,853	118,734

Sharat Singh	75,000	7	1.44	07/24/12	67,921	172,124
Alfred G. Merriweather	—	—	—	—	—	—
Danny G. Morrow	—	—	—	—	—	—
Philip A. Petersen	—	—	—	—	—	—

(1)	Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in our common stock over the ten-year term of the option and (ii) for the 10% column, a ten-percent annual rate of appreciation in our common stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the Securities and Exchange Commission and do not represent our company’s estimate or projection of the future common stock price. The amounts in this table may not necessarily be achieved.
(2)	Based on options to purchase an aggregate of 1,099,787 shares of our common stock granted in fiscal year ended December 31, 2002, to employees and non-employee directors of and consultants to our company, including options granted to the named executive officers.
(3)	All options were granted with an exercise price at the fair market value of our common stock at the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table provides information on option exercises during the fiscal year ended December 31, 2002, by the Named Executive Officers. The value of in-the-money options is based upon a fair market value of our common stock equal to $2.10 at the close of market trading on December 31, 2002, and is net of the exercise price of the options:

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at December 31, 2002 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2002 ($) Exercisable/Unexercisable
Edward Hurwitz	—	—	154,644/ 120,356	39,754/ 32,496
Joseph M. Limber	—	—	72,654/ 389,846	0/ 0
Dennis W. Harris	—	—	49,790/ 130,210	0/ 30,500
Sharat Singh	—	—	93,903/ 144,693	34,330/ 49,500
Alfred G. Merriweather	—	—	25,000/ 75,000	0/ 0
Danny G. Morrow	—	—	55,311/ 39,689	0/ 0
Philip A. Petersen	—	—	0/ 0	0/0

(1)	Based on fair market value of one share of our Common Stock on date of the option exercise less the exercise price per share multiplied by the number of shares received upon exercise of the option.

The Company has not established any long-term incentive plans or defined benefit or actuarial plans covering any Named Executive Officers.

COMPENSATION OF DIRECTORS

We reimburse our non-employee directors for expenses incurred in connection with attending Board and committee meetings and also pay our non-employee directors $2,500 per scheduled board meeting attended, up to a maximum of $10,000 per year and $500 per committee meeting attended. Our Board of Directors has the discretion to grant options to new non-employee directors.

Under our Amended and Restated 1997 Stock Plan, on the date of each annual meeting of stockholders, each member of our Board of Directors who is not an employee will automatically be granted an option to purchase 12,000 shares of our common stock. The exercise price of the options granted to non-employee directors is 100% of the fair market value of the common stock subject to the option on the date of the option grant. The options vest in cumulative quarterly installments of one-fourth of the shares underlying such option, commencing with the ninth quarterly anniversary of the date of the option grant.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Thomas G. Klopack

In March 2003, we entered into an employment agreement with Thomas G. Klopack (the “Klopack Employment Agreement”), in connection with Mr. Klopack’s commencement of employment as our Chief Executive Officer. The Klopack Employment Agreement provides for a base salary at an annual rate of $345,000, a potential bonus of up to 35% of base salary, options to purchase 700,000 shares of the Company’s Common Stock, which will vest over 4 years, and the reimbursement of moving and commuting expenses.

Concurrent with the Klopack Employment Agreement, we also entered into a severance agreement with Mr. Klopack that provides certain compensation and benefits in the event of a Change in Control of the Company (the “Klopack Severance Agreement”). A Change in Control is defined as (i) a change of beneficial ownership of at least 15% of voting power of the Company without the approval of the Board, (ii) a merger or sale of the Company that results in more than 50% of the combined voting power of the Company’s then outstanding voting securities of the Company or its successor changing ownership, (iii) the sale of all or substantially all of the Company’s assets, (iv) approval by the shareholders of the Company of a plan of dissolution or complete liquidation of the Company, or (v) a change in the composition of the Board of Directors such that at least 50% of the members are not incumbents or elected by incumbent directors. This severance agreement generally provides for the following benefits:

•	In the event of a hostile takeover (as defined in the agreement), all outstanding stock options and/or shares of restricted stock outstanding on the date of such hostile takeover will fully vest at the completion of the takeover transaction, whether or not such officer’s employment is terminated thereupon.

•	If, within 3 months prior to or 12 months following a Change in Control, Mr. Klopack is involuntarily terminated other than for cause (as defined in the agreement), voluntarily terminates his employment for good reason (as defined in the agreement) or dies or becomes disabled, Mr. Klopack will be entitled to the following, subject to certain restrictions: (1) all outstanding stock options and/or shares of restricted stock outstanding on the date of such termination will fully vest as of the date of termination; (2) payment for 12 months following termination of the greater of (i) Mr. Klopack’s base salary in effect immediately prior to termination or (ii) Mr. Klopack’s base salary in effect immediately prior to the Change in Control, plus an annual cash bonus equal to the greater of (i) Mr. Klopack’s target bonus for the year in which termination occurred and (ii) Mr. Klopack’s target bonus for the year in which the Change in Control occurred; (3) health benefits for up to 12 months following termination; and (4) up to $15,000 for outplacement services.

•	If, more than 3 months prior to or more than 12 months following a Change in Control, Mr. Klopack is involuntarily terminated other than for cause (as defined in the agreement), voluntarily terminates his employment for good reason (as defined in the agreement) or dies or becomes disabled, Mr. Klopack will be entitled to the following, subject to certain restrictions: (1) such number of Mr. Klopack’s outstanding stock options and/or shares of restricted stock outstanding on the date of such termination will vest as of the date of termination as would have vested during the 12 month period following the termination date; (2) payment for 12 months following termination of Mr. Klopack’s base salary as in effect immediately prior to termination, plus an annual cash bonus equal to his target bonus for the year in which termination occurred, assuming that the bonus targets are satisfied, (3) health benefits for up to 12 months following termination; and (4) up to $15,000 for outplacement services.

In the event of a Change in Control, if we request that Mr. Klopack remain employed by us following such Change in Control, Mr. Klopack agrees to do so for a period of up to 6 months. During this transition period, Mr. Klopack will continue in our employment as a senior executive for the purpose of the facilitating the transition to new management. We will continue to pay Mr. Klopack at the rate in effect at the time of the Change in Control during the transition period. Any severance benefits to which Mr. Klopack is entitled, however, will not be paid until the end of the transition period (other than accelerated vesting of his stock options and/or restricted stock, which will be effective immediately upon the commencement of the transition period.

In addition, in the event Mr. Klopack resigns (other than for good reason) at any time after the first anniversary of his commencement of employment, he may elect and/or we may elect to require him to consult for us on transitional matters for a period of up to 6 months following his resignation. Mr. Klopack will be paid a consulting fee of $11,500 per month during any such consulting period. This consulting arrangement may be terminated at any time by Mr. Klopack or us, but if we terminate this arrangement without cause or Mr. Klopack terminates the arrangement for good reason, we will pay to Mr. Klopack in a lump sum the consulting fee for any remaining part of the 6 month period.

Edward M. Hurwitz

In June, October and November 2002, we entered into three employment letter agreements with Mr. Hurwitz (collectively, the “Hurwitz Agreements”), our former interim Chief Executive Officer. All aspects of Mr. Hurwitz’s fiscal year 2002 compensation were governed by these agreements, including Mr. Hurwitz’s annual base salary of $325,000, a grant of options to purchase 175,000 shares of Common Stock subject to vesting, a grant of options to purchase 100,000 fully vested shares of Common Stock and a one-time bonus of $50,000 to be paid upon the commencement of employment of a new Chief Executive Officer. Mr. Hurwitz resigned as Chief Executive Officer in February 2003, and he will not stand for re-election to the Company’s Board of Directors at the Company’s 2003 Annual Meeting of Stockholders. The Hurwitz Agreements provide that in the event Mr. Hurwitz’s service on the Board of Directors does not extend beyond the 2003 Annual Meeting of Stockholders, Mr. Hurwitz will continue to provide advice and consultation to the Company for two years, during which Mr. Hurwitz’s options will cease to vest but will continue to be exercisable.

Joseph M. Limber

In October 2002 we entered into a General Release and Separation Agreement (the “Limber Agreement”) with Mr. Limber in connection with his resignation as President and Chief Executive Officer. Under the terms of the Limber Agreement, the Company paid Mr. Limber a severance payment of $167,500 on January 15, 2003. The Limber Agreement also provided that Mr. Limber would continue to serve as a director of the Company until the date of the Company’s 2003 Annual Meeting and as an advisor to the Company, to assist in the orderly transition of his duties to the Company’s new Chief Executive Officer through the year ended December 31, 2003. As compensation for his services as an advisor to the Company, Mr. Limber would receive his annual base salary of $335,000 through December 31, 2002 and at an annual salary rate of $167,500 from January 1, 2003 through December 31, 2003. Pursuant to the terms of the Limber Agreement, Mr. Limber is not eligible for a bonus for calendar years ending December 31, 2002 or December 31, 2003.

Executive Officer Change in Control Agreements

We have also entered into change in control agreements with the following other executive officers of the Company: Sharat Singh, Stephen Macevicz and Alfred Merriweather. These change in control agreements, which supersede any change in control agreements previously executed by such officers, generally provide for the following benefits:

•	In the event of a hostile takeover (as defined in the agreement), all outstanding stock options and/or shares of restricted stock outstanding on the date of such hostile takeover will fully vest at the completion of the takeover transaction, whether or not such officer’s employment is terminated thereupon.

•	If, following a Change in Control (as defined above in connection with Mr. Klopack’s agreements) and prior to the first anniversary of the Change in Control, the officer is involuntarily terminated other than for cause (as defined in the agreement) or voluntarily terminates his employment for good reason (as defined in the agreement), the officer will be entitled to the following, subject to certain restrictions: (1) all outstanding stock options and/or shares of restricted stock outstanding on the date of such termination will fully vest as of the date of termination; (2) payment for 12 months following termination of the greater of (i) salary in effect immediately prior to termination or (ii) salary in effect immediately prior to the Change in Control, plus an annual cash bonus equal to the greater of (i) the target bonus for the year in which termination occurred and (ii) target bonus for the year in which the Change in Control occurred; (3) health benefits for up to 12 months following termination; and (4) up to $15,000 for outplacement services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Baruch and Marion served as members of our Compensation Committee during the fiscal year ended December 31, 2002. Neither of these members has ever been an officer or employee of the Company. No current or former officer or employee of the Company serves on our Compensation Committee. During the fiscal year ended December 31, 2002, no member of our Board of Directors or of our Compensation Committee, and none of our executive officers, served as a member of the board of directors or compensation committee of an entity that has one or more executive officers serving as members of our Board of Directors or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2002 for all of our equity compensation plans, each of which has been approved by the stockholders of the Company:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
1995 Stock Option Plan and Amended and Restated 1997 Stock Plan	2,980,251		4.31		1,775,849
Employee Stock Purchase Plan	328,198	(1)	3.75	(1)	471,802

(1)	Number of shares issuable upon exercise of options and exercise prices are subject to change in accordance with the Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock as of March 3, 2003, for the following persons:

•	each of the Company’s directors,

•	each of the Named Executive Officers,

•	all of the directors and executive officers of the Company as a group, and

•	each person known by the Company to beneficially own more than 5% of the Company’s Common Stock.

The address for all executive officers and directors is c/o ACLARA BioSciences, Inc., 1288 Pear Avenue, Mountain View, California 94043.

	Beneficial Ownership (1)
Name and Address of Beneficial Owners	Number of Shares	Percent of Total
Perry Corporation (2)	3,583,831	10.1%
Tang Capital Partners, L.P. (3)	3,524,100	10.0
Thomas G. Klopack	0	*
Edward M. Hurwitz (4)	245,000	*
Joseph M. Limber (5)	1,122,081	3.2
Dennis W. Harris, Ph.D. (6)	70,707	*
Sharat Singh, Ph.D. (7)	115,709	*
Alfred G. Merriweather (8)	33,333	*
Danny G. Morrow (9)	66,865	*
Philip A. Petersen (10)	66,988	*
Thomas R. Baruch (11)	729,716	2.0
Herbert H. Hooper (12)	500,346	1.4
Andre F. Marion (13)	24,000	*
John D. Mendlein, Ph.D.	0	*
Kevin C. Tang (14)	3,529,100	10.0
All executive officers and directors as a group (14 persons)	5,514,157	15.6

*	Less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of March 3, 2003, are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The table above is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). Applicable percentages are based on 35,460,549 shares outstanding on March 3, 2003, adjusted as required by rules promulgated by the SEC.
(2)	Includes shares held for the accounts of two or more private investment funds for which Perry Corp. acts as general partner and/or investment adviser. Based solely on a Schedule 13G filed with the SEC on February 10, 2003.
(3)	Based solely on a Schedule 13D/A filed with the SEC on December 12, 2002.

(4)	Includes 225,000 shares Mr. Hurwitz has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(5)	Includes 139,581 shares Mr. Limber has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(6)	Includes 63,331 shares Dr. Harris has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(7)	Includes 108,361 shares Dr. Singh has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(8)	Includes 33,333 shares Mr. Merriweather has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(9)	Includes 63,226 shares Mr. Morrow has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(10)	Includes 1,563 shares Mr. Petersen has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(11)	Includes 474,312 shares held by Chemical & Materials Enterprises Associates, L.P., and 208,334 shares held by CMEA Life Sciences Fund, L.P. Mr. Baruch, a general partner of CMEA Ventures, disclaims beneficial ownership for the shares held by the funds affiliated with CMEA Ventures, except to the extent of his pecuniary interests therein.
(12)	Includes 66,861 shares Mr. Hooper has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(13)	Includes 24,000 shares Mr. Marion has the right to acquire pursuant to outstanding options exercisable within 60 days of March 3, 2003.
(14)	Includes 5,000 shares held by Mr. Tang as custodian for his son, Justin Lee Tang, under California Transfers to Minors Act, over which Mr. Tang holds voting and investment power. Mr. Tang disclaims beneficial ownership of 3,524,100 shares held by Tang Capital Partners, LP, except to the extent of his pecuniary interest therein. Mr. Tang is the Manager of Tang Capital Management, LLC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Indemnification Agreements

We entered into indemnification agreements with our directors and certain of our officers which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for damages, judgments, fines, penalties, settlements and costs, attorneys’ fees and disbursements and costs of attachment or similar bonds, investigations and any expenses of establishing a right to indemnification under such agreement, which such person becomes legally obligated to pay in connection with any threatened, pending, or completed claim, action, suit or proceeding, whether brought by or in the right of our company or otherwise and whether of a civil, criminal, administrative or investigative nature, in which such person may be or may have been involved as a party or otherwise, by reason of the fact that such person is or was, or has agreed to become, a director or officer of our company, by reason of any actual or alleged error or misstatement or misleading statement made or suffered by such person, by reason of any action taken by them or of any inaction on their part while acting as such director or officer, or by reason of the fact that he was serving at our request as a director, trustee, officer, employee or agent of our company, or another entity.

Loan Agreements

In January 2000, we loaned $447,250, at 5.8% interest, compounded semiannually, to Joseph M. Limber, our President and Chief Executive Officer, to enable Mr. Limber to exercise options to purchase shares of our common stock. In July 28, 2000 we loaned Mr. Limber an additional $41,358, at 6.6% interest, compounded semiannually. Mr. Limber fully repaid the principal and accrued interest on these loans in October 2002.

In January 2000, we loaned $60,000, at 5.8% interest, compounded semiannually, to Herbert H. Hooper, Ph.D., our Executive Vice President, Chief Technology Officer and Co-Founder, to enable Dr. Hooper to exercise options to purchase shares of our common stock. Mr. Hooper fully repaid the principal and accrued interest on this loan in November 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

ACLARA BIOSCIENCES, INC.

By:	/s/ THOMAS G. KLOPACK
Thomas G. Klopack Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS G. KLOPACK Thomas G. Klopack	Chief Executive Officer and Director (principal executive officer)	April 30, 2003

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	April 30, 2003

* Thomas R. Baruch	Director	April 30, 2003

* Herbert H. Hooper	Director	April 30, 2003

/s/ EDWARD M. HURWITZ Edward M. Hurwitz	Director	April 30, 2003

* Joseph M. Limber	Director	April 30, 2003

* Andre F. Marion	Director	April 30, 2003

John D. Mendlein	Director

* Kevin C. Tang	Director	April 30, 2003

* By:	/s/ THOMAS G. KLOPACK
Thomas G. Klopack Attorney-In-Fact

CERTIFICATIONS

I, Thomas G. Klopack, certify that:

1.	I have reviewed this annual report on Form 10-K/A of ACLARA BioSciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ THOMAS G. KLOPACK
Thomas G. Klopack Chief Executive Officer

I, Alfred G. Merriweather, certify that:

1.	I have reviewed this annual report on Form 10-K/A of ACLARA BioSciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ ALFRED G. MERRIWEATHER
Alfred G. Merriweather Chief Financial Officer