Form 10-Q
period 2003-03-31
ACLARA BIOSCIENCES INC
filed 2003-05-15
CIK 1067588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 35,463,049.

ACLARA BIOSCIENCES, INC.

		PAGE
Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of March 31, 2003 and December 31, 2002	3

	Condensed Statements of Operations for the Three Months Ended March 31, 2003 and 2002 and for the Cumulative Period From May 5, 1995 (Inception) to March 31, 2003	4

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 and for the Cumulative Period from May 5, 1995 (Inception) to March 31, 2003	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II:	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		22

Certifications		23

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$76,368	$38,006
Restricted cash	—	34,125
Short-term marketable investments	7,756	12,842
Accounts receivable	172	469
Prepaid expenses and other current assets	309	422
Inventories	2,780	2,780

Total current assets	87,385	88,644
Long-term marketable investments	17,158	21,612
Property and equipment, net	6,833	7,098
Other assets, net	1,511	1,564

Total assets	$112,887	$118,918

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$896	$689
Accrued payroll and related expenses	1,056	1,023
Accrued expenses and other current liabilities	1,667	1,357
Deferred revenue	75	104
Restructuring accrual	29	501
Current portion of loans payable	206	202

Total current liabilities	3,929	3,876
Loans payable, net of current portion	489	542
Deferred rent	433	414

Total liabilities	4,851	4,832

Contingencies (Note 3)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 35,463,049 shares at March 31, 2003 and 35,391,018 shares at December 31, 2002	36	36
Treasury stock at cost (900,000 shares at March 31, 2003 and December 31, 2002)	(1,350)	(1,350)
Additional paid-in capital	258,773	258,798
Deferred stock-based compensation	(415)	(627)
Accumulated other comprehensive income	290	297
Deficit accumulated during development stage	(149,298)	(143,068)

Total stockholders’ equity	108,036	114,086

Total liabilities and stockholders’ equity	$112,887	$118,918

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from May 5, 1995 (Inception) to March 31, 2003
	2003	2002
Revenues	$179	$590	$18,067

Costs and operating expenses:
Research and development	4,350	6,392	91,170
Selling, general and administrative	2,499	2,833	50,283
Litigation settlement	—	1,534	44,002
Restructuring	—	—	3,327

Total costs and operating expenses	6,849	10,759	188,782

Loss from operations	(6,670)	(10,169)	(170,715)
Interest income	455	1,093	23,167
Interest expense	(15)	(12)	(1,269)

Net loss	(6,230)	(9,088)	(148,817)

Dividends related to beneficial conversion feature of preferred stock	—	—	(5,000)
Accretion to redemption value and accrued dividends on mandatory redeemable convertible preferred stock	—	—	(6,292)

Net loss attributable to common stockholders	$(6,230)	$(9,088)	$(160,109)

Net loss per common share, basic and diluted	$(0.18)	$(0.25)
Weighted average shares used in net loss per common share calculation, basic and diluted	35,445	35,860

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from May 5, 1995 (Inception) to March 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,230)	$(9,088)	$(148,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	493	6,217
Amortization of discount on marketable investments	32	(192)	(3,104)
Amortization of note and long-term debt discount	—	—	597
Amortization of deferred stock based compensation	156	361	12,550
Loss on sale of fixed assets	—	—	45
Amortization of other assets	54	13	190
Preferred stock issued for interest expense	—	—	128
Non-cash restructuring charge	—	—	2,467
Interest income from notes receivable from stockholders	—	(9)	(86)
Revaluation of litigation settlement	—	1,534	10,350
Changes in assets and liabilities:
Accounts receivable	296	1,058	(172)
Prepaid expenses and other current assets	114	251	(333)
Inventories	1	—	(2,765)
Accounts payable	205	(301)	897
Accrued payroll and related expenses	33	(123)	1,055
Accrued expenses and other liabilities	311	864	1,666
Restructuring accrual	(472)	—	29
Litigation settlement	—	—	1,350
Deferred revenue	(30)	(35)	74
Deferred rent	18	28	431

Net cash used in operating activities	(5,056)	(5,146)	(117,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(294)	(898)	(13,785)
Sales of property and equipment	106	1	175
Change in restricted cash	34,125	—	(125)
Purchase of investments	(16,000)	(44,921)	(465,909)
Sales and maturities of investments	25,500	36,817	444,388
Change in other assets	—	—	(1,597)

Net cash (used in) provided by investing activities	43,437	(9,001)	(36,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for leasehold obligations	(15)	—	(1,572)
Principal payments under capital lease obligations	(37)	—	(102)
Proceeds from issuance of notes payable to related parties	—	—	2,487
Proceeds from issuance of loans payable	—	—	4,365
Repayments of loans payable	—	(14)	(3,943)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	29,889
Principal payments for notes payable to related parties	—	—	(119)
Repurchase of Series A preferred stock and one share of common stock	—	—	(2,713)
Proceeds from initial public offering, net of issuance costs	—	—	201,003
Proceeds from notes receivable from stockholders	—	7	709
Proceeds from issuance of common stock	32	52	1,797
Repurchase of common stock	—	—	(1,350)

Net cash (used in) provided by financing activities	(20)	45	230,451
Net increases (decreases) in cash and cash equivalents	38,361	(14,102)	76,367
Cash and cash equivalents, beginning of period	38,006	30,970	—

Cash and cash equivalents, end of period	$76,367	$16,868	$76,367

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the interim financial information for ACLARA BioSciences, Inc. (“ACLARA”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the presentation of complete financial statements. The preparation of interim financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in ACLARA’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. Furthermore, interim results of operations are not necessarily indicative of the results that may be expected for the entire year or for other interim periods.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the three months ended March 31, 2003 and 2002 and for the cumulative period from May 5, 1995 (date of inception) to March 31, 2003. As this component of comprehensive income is not significant, individually or in the aggregate, no separate statements of comprehensive income have been presented.

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

A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Basic and diluted:
Net loss	$(6,230)	$(9,088)

Weighted average shares of common stock outstanding	35,445	35,934
Less: weighted average shares subject to repurchase	—	(74)

Weighted-average shares of common stock used in basic and diluted net loss per share calculations	35,445	35,860

Net loss per common share—basic and diluted	$(0.18)	$(0.25)

The following outstanding options and warrants (prior to the application of the treasury stock method), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2003	2002
Options	4,171	2,984
Warrants	276	276

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

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss attributable to common stockholders:
As reported	$(6,230)	$(9,088)
Add: Stock-based compensation expense included in reported net loss	156	361
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(514)	(814)

Pro forma net loss	$(6,588)	$(9,541)

Net loss per share:
Basic—as reported	$(0.18)	$(0.25)
Basic—pro forma	$(0.19)	$(0.27)
Diluted—as reported	$(0.18)	$(0.25)
Diluted—pro forma	$(0.19)	$(0.27)

ACLARA accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Agreements that we have determined to be within the scope of FIN 45 include indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, we have not incurred material costs, if any, in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on our financial position, results or operations or cash flows.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal’s Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003. The losses on early extinguishment of debt obligations that were classified as extraordinary items in prior periods presented that did not meet the criteria of APB 30 for classification as extraordinary items were reclassified to loss from operations.

2. RESTRICTED CASH

Current restricted cash at December 31, 2002 comprised $34.1 million held in escrow as part of its settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution that had issued the letter of credit required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million was invested in short-term US government agency debt and money market funds. On February 15, 2003 the letter of credit was terminated and the restricted cash was released.

3. LITIGATION SETTLEMENT AND CONTINGENCIES

As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares at $20.8 million. Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued at the end of each reporting period prior to its settlement in October 2002. The revaluation of the put obligation used a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations. At December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, the put obligation had a value of $27.2 million, $28.7 million, $30.5 million, and $30.9 respectively. As a result of these revaluations and the eventual settlement, in October 2002, revaluation expenses of $4.0 million and $6.4 million were recorded in the years ended December 31, 2002 and 2001, respectively, and revaluation expense of $1.5 million was recorded in the accompanying Statement of Operations for the three months ended March 31, 2002. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. Accordingly, no revaluation adjustments are applicable in periods after December 31, 2002.

In August 2000, ACLARA entered into a settlement and release with Rodenstock North America (“Rodenstock”) (formerly 2C Optics) relating to a dispute arising out of ACLARA’s repurchase of its Series A Preferred Stock from Rodenstock in 1999. The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock’s outstanding shares entitled to vote on the matter. On April 27, 2001, S&A Biotech Investments, LLC (“S&A”), a stockholder of Rodenstock, filed a shareholder derivative suit in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants, Rodenstock as a nominal defendant, and ACLARA as a defendant. S&A alleges breach of fiduciary duties by Rodenstock and the individual defendants, including Thomas Baruch, who was the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement between ACLARA and Rodenstock. S&A also asserts a claim against ACLARA for allegedly aiding and abetting the purported breach of fiduciary duty by Rodenstock and

Rodenstock’s directors. Among other remedies, S&A seeks rescission of the settlement agreement and the above-referenced stock repurchase. ACLARA filed its demurrer, and Rodenstock and Mr. Baruch filed their demurrers and notices of summary judgment, which were heard in April 2002. The Court denied all demurrers, but granted Rodenstock and Mr. Baruch’s notice for summary judgment. Plaintiff has dismissed without prejudice its claim against ACLARA while it considers appealing the judgment for the other defendants.

ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA Biosciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. (More than 300 issuers have been named in similar lawsuits.) In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on Defendant’s omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. ACLARA believes it has meritorious defenses and intends to vigorously defend itself against this suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

4. RESTRUCTURING

During the third quarter of 2002 ACLARA initiated a restructuring plan to streamline its operations, reduce costs associated with the microfluidics aspect of our business and increase our focus on our eTag assay chemistry. Accordingly, we recognized a restructuring charge of $3.3 million during the third quarter of 2002, including $0.8 million of severance and related costs related to the reduction of our employment level by over 50 employees. This reduction was phased in over the second half of 2002 and primarily affected the microfluidics area of our business, where essentially all of our active programs were eliminated. Termination benefits related to severance packages, out-placement services and other associated costs are included in restructuring expense on the statement of operations and restructuring accrual on the balance sheet at March 31, 2003. We also wrote off approximately $2.5 million of fixed assets that are not expected to be used prospectively.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Severance and Benefits	Fixed Assets	Other Charges	Total
Restructuring provision:
Severance and benefits	$753	$—	$—	$753
Property and equipment write off	—	2,467	—	2,467
Other charges	—	—	107	107

Total	$753	$2,467	$107	$3,327
Non-cash charges	—	(2,467)	—	(2,467)
Cash paid	(280)	—	(79)	(359)

Reserve balance at December 31, 2003	$473	$—	$28	$501
Cash paid	(453)	—	(19)	(472)

Reserve balance at March 31, 2003	$20	$—	$9	$29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and the notes to those for the quarters ended March 31, 2003 and 2002 included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2002. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that express that ACLARA “believes”, “anticipates”, “expects” or “plans to” as well as other statements that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in “Factors Affecting Operating Results” set forth below.

OVERVIEW

We were formed by a spin-off transaction from Soane Technologies, Inc. which was incorporated in 1991 and subsequently changed its name to 2C Optics, Inc. We were incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed our name in 1998 to ACLARA BioSciences, Inc. ACLARA is a leading developer of assay systems for life science research. Since our inception we have engaged primarily in research and development activities related to the application of our proprietary microfluidics and assay technologies to genomic and proteomic applications in the field of drug discovery and development.

We have invested substantial amounts in establishing our eTag assay technology for life science research. From our inception to March 31, 2003, we have incurred $91.2 million in research and development expenses. Total costs and operating expenses were $6.8 million and $10.8 million for the three months ended March 31, 2003 and 2002, respectively. Over 70% of our 95 employees at March 31, 2003 were engaged in research and development activities.

We have incurred significant losses since our inception. As of March 31, 2003, our accumulated deficit was $149.3 million and total stockholders’ equity was $108.0 million. We expect to incur additional operating losses over at least the next two years as we continue to invest heavily in research and development activities, build our sales and marketing organization and commercialize our eTag products.

Essentially all our revenues through 2002 were generated from commercial research collaborations and from government grants related to discontinued microfluidics programs that are not active in 2003. Our sources of potential revenue in 2003 and for the next several years are likely to be primarily from commercialization of our eTag assay system. In late 2002, we introduced commercial access programs under which customers can gain access to our eTag Assay System.

In July 2002, we took steps to increase our focus on our eTag assay opportunities and to reduce costs, particularly those costs associated with the microfluidics aspect of our business. Related to these actions, we took a charge in the third quarter of 2002 of $3.3 million. All of our resources are currently directed at developing the eTag Assay System and expanding its applications.

RESULTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2003 AND 2002

Revenues.    Revenues for the three months ending March 31, 2003 were $179,000 and were derived primarily from collaborations related to our eTag access programs. Revenues for the three months ended March 31, 2002 were $590,000 and were derived primarily from commercial collaboration agreements and government grants related to microfluidics-related programs that are no longer active. While revenue from these sources have been significant in prior years, they are not expected to be significant in 2003 when the primary source of revenue is expected to be the eTag Assay System. The timing and amount of government grant awards and completion of milestones under these grants and in our commercial collaborations has caused variations in these revenues. Our sources of potential revenue in 2003 and for the next several years are likely to be primarily from commercialization of our eTag Assay System. In late 2002, we introduced commercial access programs under which customers can gain access to our eTag Assay System. Under the eTag Expert Access Program, customers can gain access to eTag assays for gene expression profiling, protein expression analysis, and cell-surface antigen assays. Under this program, customers can buy eTag reagent kits, software, custom assay services, and consulting support. Under the Discovery Partners Program, customers can gain access to applications that may allow them to discover and adopt novel drug targets, lead compounds, protein and antibody therapeutics and diagnostics.

Research & Development. Research and development expenses for the three months ended March 31, 2003 and 2002 were $4.4 million and $6.4 million respectively. The decrease in spending from 2002 to 2003 was primarily due to a decrease of $1.4 million in personnel-related expenses. This reduction was due to the restructuring plan implemented in July 2002, in which essentially all microfluidics-related programs were eliminated and the related staffing level correspondingly reduced over the second half of 2002. We expect to continue to devote substantial resources to research and development. Essentially all of our research and development expenditures are now focused on developing the eTag Assay System and on expanding the applications for which it can be used.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were $2.5 million and $2.8 million, respectively. The decrease in spending from 2002 to 2003 was due primarily to reduced legal expenses related to litigation that has been settled or is no longer active. We expect that our selling, general and administrative expenses will continue to be substantial as we increase our sales, marketing and business development activities related to the commercialization of our products, and as a result of the administrative and support infrastructure required to support our operations.

Litigation Settlements. As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares using a Black-Scholes pricing model. The put obligation was subsequently revalued with changes in valuation being recorded in the statement of operations. As a result of these revaluations, revaluation expense of $1.5 million was recorded in the accompanying Statements of Operations for the three months ended March 31, 2002, but as a result of the final settlement payment to Caliper and the repurchase of the stock from Caliper in October 2002, revaluation adjustments are no longer necessary and no expense has been recorded in 2003. (See Note 3 in the accompanying Notes to Condensed Financial Statements.)

Restructuring. During the third quarter of 2002 ACLARA initiated a restructuring plan to streamline our operations, reduce costs associated with the micro fluidics aspect of our business and increase our focus on our eTag assay technology. Accordingly, we recognized a restructuring charge of $3.3 million during the third quarter, including $0.8 million of severance and related costs related to the reduction of our employment level by over 50 employees. This reduction was phased in over the second half of 2002 and primarily affected the microfluidics area of our business, where essentially all of our active programs were eliminated. Termination benefits related to severance packages, out-placement services and other associated costs are included in restructuring expense on the statement of operations and restructuring accrual on the balance sheet at December 31, 2002. We also wrote off approximately $2.5 million of fixed assets that are not expected to be used prospectively.

Interest Income (Expense) Net. Interest income (expense) net represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, and interest paid on bridge loans, capital leases and equipment loans. Net interest income was $0.5 million and $1.1 million for the three months ended March 31, 2003 and 2002 respectively. The decrease in net interest income from 2002 to 2003 was primarily due to lower average balances in cash, cash equivalents, short-term and long-term investments and lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of March 31, 2003, we had total unrestricted cash resources of $101.3 million, comprising $76.4 million in cash and cash equivalents, $7.8 million in short-term marketable investments and $17.2 million in long-term marketable investments.

A loan agreement with the landlord of the Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at March 31, 2003 was $493,000. The note matures on July 1, 2009.

In March 1999, ACLARA entered into a ten year operating lease agreement for our Mountain View facility. The future annual minimum loan payments including accrued interest and lease payments under the loan and lease agreements at March 31, 2003 are as follows (in thousands):

Years Ending December 31,	Capital Lease Commitments	Loan Payments	Operating Lease Commitments
2003	$117	$76	$862
2004	98	101	1,208
2005	—	101	1,250
2006	—	101	1,294
2007	—	101	1,339
2008 and thereafter	—	126	2,091

Total minimum loan and lease payments	215	606	$8,044

Amount representing interest	(12)	(113)

Present value of minimum lease payments	$203	$493

Operating activities used cash of $5.1 million for each of the three months ended March 31, 2003 and 2002, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities.

Cash provided by investing activities was $43.4 million for the three months ended March 31, 2003, including the release of restricted cash from the Caliper settlement of $34.1 million and net maturities of investments of $9.5 million, compared to cash used in investing activities of $9.0 million for the three months ended March 31, 2002. Cash provided by financing activities remained essentially unchanged for the three months ended March 31, 2003 and 2002. Financing activity primarily reflects cash proceeds received through the employee exercise of stock options and employee participation in the employee stock purchase program

We believe that our current cash and cash equivalents, short-term and long-term marketable investment balances and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our report on Form 10-K for our fiscal year ended December 31, 2002.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Agreements that we have determined to be within the scope of FIN 45 include indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, we have not incurred material costs, if any, in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on our financial position, results or operations or cash flows.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal’s Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003. The losses on early extinguishment of debt obligations that were classified as extraordinary items in prior periods presented that did not meet the criteria of APB 30 for classification as extraordinary items were reclassified to loss from operations.

FACTORS AFFECTING OPERATING RESULTS

The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the other information contained in this Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Any of these risk factors could materially and adversely affect our business, results of operations, financial condition and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year since inception, and we may never achieve profitability. Net losses for the years ended December 31, 2002, 2001 and 2000 were $37.2 million, $29.0 million and $59.2 million, respectively. Net losses for the three months ended March 31, 2003 and 2002 were $6.2 million and $9.1 million, respectively. As of March 31, 2003, we had an accumulated deficit of $149.3 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

To date, we have not generated any significant revenue from the sale of products. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with collaborative partners, to successfully design, develop, manufacture and commercialize our proprietary assay chemistry systems in a timely manner and on adoption of our technological approach by customers. Our revenue through 2002 has been generated principally from collaborative research and development agreements, government grants and commercial collaborations related to our former microfluidics activities. None of these revenue sources are expected to be significant in 2003, when our eTag Assay System is anticipated to be the primary source of revenue. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

NONE OF OUR PRODUCTS HAS YET BEEN SUCCESSFULLY COMMERCIALIZED.

We are in the process of commercially launching our eTag Assay System, through our Expert Access Program and Discovery Partners Program. However, we have limited experience with developing, manufacturing, distributing or selling commercial products. We may not be able to perfect the design of our products due to the complexity of the technologies on which they are based and/or the demands of the scientific processes that they address. Additionally we may not be able to adequately provide the desired level of services required under our access programs. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products and services. Even though we have designed products that function in a prototype system or on a limited volume basis, we cannot assure you that we will be able to adapt the design or develop our organization to allow for large-scale manufacturing. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the products by those launch dates, or at all. If we are unable to design commercially viable assay products, or other products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR ASSAY TECHNOLOGY. IF IT DOES NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WOULD BE LIMITED AND OUR LOSSES WOULD INCREASE.

Demand for our products is substantially dependent upon widespread market acceptance of our assay system for applications in drug discovery and for applications in genomics, proteomics and pharmaceutical drug screening. Our assay system represents a new technological approach, and our ability to sell this assay system will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay system will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our assay system, relative to competing technologies and products;

•	the extent and success of our efforts to market, sell and distribute the assay chemistry products; and

•	adoption of the systems biology approach to drug discovery and development.

Further, failure of our initial assay products to be favorably received by the market could undermine our ability to successfully introduce subsequent assay products. If our assay products do not gain market acceptance, our losses would increase and we may be unable to remain in business.

OUR DIRECT AND THIRD PARTY SALES AND MARKETING CHANNELS NEED TO BE DEVELOPED. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES.

We do not have fully developed sales and distribution channels for our products. In 2002, we restructured our relationship with Third Wave Technologies, Inc. and have assumed direct responsibility for the commercialization of eTag assay system for the gene expression market that incorporate Third Wave’s technology. In addition, for applications in proteomics, we will continue to be dependent on our own business development organization, which has yet to be fully developed. We may not be able to successfully recruit executive management and sales and marketing personnel to market and sell our products.

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

We have no experience manufacturing our products in the high volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to low volume manufacturing of eTag assay products for testing purposes and for validation use by our collaborative partners and potential customers. The nature of our assay products necessitates access to specialized chemicals, reagents and raw materials, such as antibodies used in conjunction with our eTag components. There are only a limited number of vendors who supply these materials and for some of these materials the suppliers are the sole source of supply. We cannot be certain that we will be able to successfully secure supply of all needed materials, nor can we be certain that these vendors will supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers to facilitate commercial scale production of eTag assay products, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms. We will need to secure supply of antibodies for use in our protein applications and there can be no assurance that we will be able to do so on commercially reasonable terms. We will be dependent on Third Wave for supply of Cleavase enzyme that is a critical component of products that we will commercialize for gene expression applications, and this enzyme is proprietary to Third Wave. Failure of Third Wave to supply enzyme could seriously impair our business. Pursuant to the Supply Agreement with Third Wave, we purchased an initial quantity of Cleavase enzyme from Third Wave. This initial quantity of enzyme represents more than one year’s supply. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of assay chemistries. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues. In addition, we have limited experience in developing and providing the software tools necessary to perform analyses of data derived from our eTag assays.

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, and the NASDAQ National Market and the market for technology companies in particular, is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation, and as noted elsewhere in this Form 10-Q, we have been sued in a securities class action lawsuit. Although we believe that the class action lawsuit and the other lawsuits described elsewhere in this Form 10-Q are without merit, an adverse determination in any of the lawsuits could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of March 31, 2003 would have potentially declined by approximately $394,000.

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

Within 90 days of the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item 1 by reference to Note 3, “Litigation Settlement and Contingencies” contained in Part 1, Item 1 above.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed below are incorporated by reference as part of this report

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 222-95107 (our “Form S-1”).)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.6 to our Form S-1.)
3.3	Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)
10.1*	Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)
10.2*	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)
10.3*	Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)
10.4	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)
10.5	Lease Agreement between ACLARA BioSciences, Inc. and The Pear venue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)
10.6	Master Equipment Lease between Phoenix Leasing and Soane BioSciences, Inc., dated as of November 15, 1995 (Incorporated by reference to Exhibit 10.9 to our Form S-1.)
10.7+

Agreement for an Exclusive Alliance to Develop, Manufacture and Market a Chip-Based Screening System for Cell Analysis between Cellomics, Inc. and ACLARA BioSciences, Inc., dated as of October 26, 1999 (Incorporated by reference to Exhibit 10.10 to our Form S-1.)

10.8+	Collaboration Agreement between ACLARA BioSciences, Inc., and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)
10.9+	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)
10.10+

Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and CLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

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

10.13	ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)
10.14	Agreement between Packard BioSciences Company and ACLARA BioSciences, dated as of February 21, 2000 (Incorporated by reference to Exhibit 10.17 to our Form S-1.)
10.15	Consulting Agreement with Dr. Eric Lander dated as of January 15, 2000 (Incorporated by reference to Exhibit 10.18 to our Form S-1.)
10.16	Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)
10.17+

Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and CLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

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

10.26+

Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.30to our Annual Report on Form 10-K filed on April 1, 2002.)

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

10.29+

Supply Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.30+

InvaderCreator Access Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

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

10.36*

Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers except the chief executive officer. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.37*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated October 29, 2002. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 31, 2003.)
10.38*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated November 27, 2002. (Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on March 31, 2003.)
10.39*

Employment Letter Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.40*

Severance Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Supersedes agreement previously filed as Exhibit 10.40 to our Annual Report on Form 10-K filed on March 31, 2003.)

+	Confidential treatment has been granted as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement

(b) Current Reports on Form 8-K.

On February 27, 2003, the Company filed a current report on Form 8-K with respect to a press release announcing the Company’s management transition plan.

On April 30, 2003, the Company filed a current report on Form 8-K with respect to a press release announcing its results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)	May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

By:	/s/ ALFRED G. MERRIWEATHER
Alfred G. Merriweather Chief Financial Officer