Form 10-Q
period 2003-06-30
ACLARA BIOSCIENCES INC
filed 2003-08-14
CIK 1067588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒.

The number of shares outstanding of the registrant’s common stock as of August 4, 2003 was 35,669,914.

ACLARA BIOSCIENCES, INC.

		PAGE

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2003 and December 31, 2002	3

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002 and for the Cumulative Period from May 5, 1995 (Inception) to June 30, 2003	4

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 and for the Cumulative Period from May 5, 1995 (Inception) to June 30, 2003	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II:	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		23

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$65,967	$38,006
Restricted cash	—	34,125
Short-term marketable investments	7,665	12,842
Accounts receivable	124	469
Prepaid expenses and other current assets	605	422
Inventories	2,773	2,780

Total current assets	77,134	88,644
Long-term marketable investments	23,139	21,612
Property and equipment, net	6,734	7,098
Other assets, net	1,457	1,564

Total assets	$108,464	$118,918

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$743	$689
Accrued payroll and related expenses	948	1,023
Accrued expenses and other current liabilities	2,329	1,357
Deferred revenue	149	104
Restructuring accrual	3	501
Current portion of loans payable	211	202

Total current liabilities	4,383	3,876
Loans payable, net of current portion	435	542
Deferred rent	451	414

Total liabilities	5,269	4,832

Contingencies (Note 3)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 35,664,735 shares at June 30, 2003 and 35,391,018 shares at December 31, 2002	36	36
Treasury stock at cost (900,000 shares at June 30, 2003 and December 31, 2002)	(1,350)	(1,350)
Additional paid-in capital	258,988	258,798
Deferred stock-based compensation	(255)	(627)
Accumulated other comprehensive income	215	297
Deficit accumulated during development stage	(154,439)	(143,068)

Total stockholders’ equity	103,195	114,086

Total liabilities and stockholders’ equity	$108,464	$118,918

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from May 5, 1995 (Inception) to June 30, 2003
	2003	2002	2003	2002
Revenues	$405	$673	$584	$1,263	$18,472

Costs and operating expenses:
Research and development	4,067	6,668	8,417	13,060	95,237
Selling, general and administrative	1,909	3,078	4,408	5,911	52,192
Litigation settlement	—	1,810	—	3,344	44,002
Restructuring	—	—	—	—	3,327

Total costs and operating expenses	5,976	11,556	12,825	22,315	194,758

Loss from operations	(5,571)	(10,883)	(12,241)	(21,052)	(176,286)
Interest income	444	1,037	900	2,130	23,612
Interest expense	(14)	(12)	(30)	(24)	(1,284)

Net loss	(5,141)	(9,858)	(11,371)	(18,946)	(153,958)

Dividends related to beneficial conversion feature of preferred stock	—	—	—	—	(5,000)
Accretion to redemption value and accrued dividends on mandatory redeemable convertible preferred stock	—	—	—	—	(6,292)

Net loss attributable to common stockholders	$(5,141)	$(9,858)	$(11,371)	$(18,946)	$(165,250)

Net loss per common share, basic and diluted	$(0.14)	$(0.27)	$(0.32)	$(0.53)

Weighted average shares used in net loss per common share calculation, basic and diluted	35,566	36,051	35,506	35,955

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Cumulative Period from May 5, 1995 (Inception) to June 30, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,371)	$(18,946)	$(153,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779	1,004	6,540
Amortization of discount on marketable investments	69	(276)	(3,067)
Amortization of note and long-term debt discount	—	—	597
Amortization of deferred stock based compensation	305	705	12,699
Loss on sale of fixed assets	—	—	45
Amortization of other assets	107	—	243
Preferred stock issued for interest expense	—	—	128
Non-cash restructuring charge	—	—	2,467
Interest income from notes receivable from stockholders	—	(16)	(86)
Revaluation of litigation settlement	—	3,344	10,350
Changes in assets and liabilities:
Accounts receivable	345	1,388	(124)
Prepaid expenses and other current assets	(183)	(64)	(605)
Inventories	7	(28)	(2,773)
Accounts payable	54	(35)	743
Accrued payroll and related expenses	(75)	(20)	948
Accrued expenses and other liabilities	972	921	2,329
Restructuring accrual	(498)	—	3
Litigation settlement	—	—	1,350
Deferred revenue	45	(77)	149
Deferred rent	37	56	451

Net cash used in operating activities	(9,407)	(12,044)	(121,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(452)	(1,474)	(14,079)
Sales of property and equipment	42	1	111
Change in restricted cash	34,125	500	—
Purchase of investments	(32,000)	(69,833)	(482,034)
Sales and maturities of investments	35,500	97,386	454,513
Change in other assets	—	—	(1,597)

Net cash provided by (used in) investing activities	37,215	26,580	(43,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for leasehold obligations	(29)	(27)	(1,586)
Principal payments under capital lease obligations	(75)	—	(140)
Proceeds from issuance of notes payable to related parties	—	—	2,487
Proceeds from issuance of loans payable	—	—	4,365
Repayments of loans payable	—	—	(3,943)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	29,889
Principal payments for notes payable to related parties	—	—	(119)
Repurchase of Series A preferred stock and one share of common stock	—	—	(2,713)
Proceeds from initial public offering, net of issuance costs	—	—	201,003
Proceeds from notes receivable from stockholders	—	6	709
Proceeds from issuance of common stock	257	295	2,022
Repurchase of common stock	—	—	(1,350)

Net cash provided by financing activities	153	274	230,624
Net increases in cash and cash equivalents	27,961	14,810	65,967
Cash and cash equivalents, beginning of period	38,006	30,970	—

Cash and cash equivalents, end of period	$65,967	$45,780	$65,967

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

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the three and six months ended June 30, 2003 and 2002 and for the cumulative period from May 5, 1995 (date of inception) to June 30, 2003. As this component of comprehensive income is not significant, individually or in the aggregate, no separate statements of comprehensive income have been presented.

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

A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic and diluted:
Net loss	$(5,141)	$(9,858)	$(11,371)	$(18,946)

Weighted-average shares of common stock outstanding	35,566	36,086	35,506	36,010
Less: weighted-average shares subject to repurchase	—	(35)	—	(55)

Weighted-average shares of common stock used in basic and diluted net loss per share calculations	35,566	36,051	35,506	35,955

Net loss per common share—basic and diluted	$(0.14)	$(0.27)	$(0.32)	$(0.53)

The following outstanding options and warrants (prior to the application of the treasury stock method), were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Options	4,646	3,407	4,646	3,407
Warrants	186	27	186	27

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

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders:
As reported	$(5,141)	$(9,858)	$(11,371)	$(18,946)
Add: Stock-based compensation expense included in reported net loss	148	344	305	705
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(534)	(722)	(1,074)	(1,525)

Pro forma net loss	$(5,527)	$(10,236)	$(12,140)	$(19,766)

Net loss per share:
Basic—as reported	$(0.14)	$(0.27)	$(0.32)	$(0.53)
Basic—pro forma	$(0.16)	$(0.28)	$(0.34)	$(0.55)
Diluted—as reported	$(0.14)	$(0.27)	$(0.32)	$(0.53)
Diluted—pro forma	$(0.16)	$(0.28)	$(0.34)	$(0.55)

ACLARA accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Recent Accounting Developments

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal’s Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted

SFAS No. 145 on January 1, 2003. The losses on early extinguishment of debt obligations that were classified as extraordinary items in prior periods that did not meet the criteria of APB 30 for classification as extraordinary items were reclassified to loss from operations.

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

As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares at $20.8 million. Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued at the end of each reporting period prior to its settlement in October 2002. The revaluation of the put obligation used a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations. At December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, the put obligation had a value of $27.2 million, $28.7 million, $30.5 million, and $30.9 respectively. As a result of these revaluations and the eventual settlement, in October 2002, revaluation expenses of $4.0 million and $6.4 million were recorded in the years ended December 31, 2002 and 2001, respectively, and revaluation expense of $1.8 million and $3.3 million, respectively was recorded in the accompanying Statement of Operations for the three and six months ended June 30, 2002. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. Accordingly, no revaluation adjustments are applicable in periods after December 31, 2002.

In August 2000, ACLARA entered into a settlement and release with Rodenstock North America (“Rodenstock”) (formerly 2C Optics) relating to a dispute arising out of ACLARA’s repurchase of its Series A Preferred Stock from Rodenstock in 1999. The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock’s outstanding shares entitled to vote on the matter. On April 27, 2001, S&A Biotech Investments, LLC (“S&A”), a stockholder of Rodenstock, filed a shareholder derivative suit in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants, Rodenstock as a nominal defendant, and ACLARA as a defendant. S&A alleges breach of fiduciary duties by Rodenstock and the individual defendants, including Thomas Baruch, who was the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement between ACLARA and Rodenstock. S&A also asserts a claim against ACLARA for allegedly aiding and abetting the purported breach of fiduciary duty by Rodenstock and Rodenstock’s directors. Among other remedies, S&A seeks rescission of the settlement agreement and the above-referenced stock repurchase. ACLARA filed its demurrer, and Rodenstock and Mr. Baruch filed their demurrers and notices of summary judgment, which were heard in April 2002. The Court denied all demurrers, but granted Rodenstock and Mr. Baruch’s notice for summary judgment. Plaintiff has dismissed without prejudice its claim against ACLARA, while it appeals the judgment for the other defendants.

ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA Biosciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on Defendant’s omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with us and the other issuer defendants. The proposed settlement, which has been approved by our board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to our insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that we have sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. If a final settlement is not reached or is not approved by the court, ACLARA believes it has meritorious defenses and intends, in that event, to vigorously defend itself against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

4.	RESTRUCTURING

During the third quarter of 2002 ACLARA initiated a restructuring plan to streamline its operations, reduce costs associated with the microfluidics aspect of our business and increase our focus on our eTag assay chemistry. Accordingly, we recognized a restructuring charge of $3.3 million during the third quarter of 2002, including $0.8 million of severance and related costs related to the reduction of our employment level by over 50 employees. This reduction was phased in over the second half of 2002 and primarily affected the microfluidics area of our business, where essentially all of our active programs were eliminated. Termination benefits related to severance packages, out-placement services and other associated costs are included in restructuring expense on the statement of operations and restructuring accrual on the balance sheet at June 30, 2003. We also wrote off approximately $2.5 million of fixed assets that are not expected to be used prospectively.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Severance and Benefits	Fixed Assets	Other Charges	Total
Restructuring provision:
Severance and benefits	$753	$—	$—	$753
Property and equipment write off	—	2,467	—	2,467
Other charges	—	—	107	107

Total	$753	$2,467	$107	$3,327
Non-cash charges	—	(2,467)	—	(2,467)
Cash paid	(280)	—	(79)	(359)

Reserve balance at December 31, 2002	$473	$—	$28	$501
Cash paid	(470)	—	(28)	(498)

Reserve balance at June 30, 2003	$3	$—	$—	$3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and the notes to those through June 30, 2003 and 2002 included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2002. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that express that ACLARA “believes”, “anticipates”, “expects” or “plans to” as well as other statements that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in “Factors Affecting Operating Results” set forth below.

OVERVIEW

We were formed by a spin-off transaction from Soane Technologies, Inc. which was incorporated in 1991 and subsequently changed its name to 2C Optics, Inc. We were incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed our name in 1998 to ACLARA BioSciences, Inc. ACLARA is a leading developer of assay systems for life science research. Since our inception, we have engaged primarily in research and development activities related to the application of our proprietary technologies to genomic and proteomic applications in the field of drug discovery and development.

We have invested substantial amounts in establishing our eTag assay technology for life science research. From our inception to June 30, 2003, we have incurred $95.2 million in research and development expenses. Total costs and operating expenses were $12.8 million and $22.3 million for the six months ended June 30, 2003 and 2002, respectively. Over 60% of our 67 employees at June 30, 2003 were engaged in research and development activities.

We have incurred significant losses since our inception. As of June 30, 2003, our accumulated deficit was $154.4 million and total stockholders’ equity was $103.2 million. We expect to incur additional operating losses over at least the next two years as we continue to invest heavily in research and development activities, build our sales and marketing organization and commercialize our eTag products.

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

In July 2002, we took steps to increase our focus on our eTag assay opportunities and to reduce costs, particularly those costs associated with the microfluidics aspect of our business. Related to these actions, we took a charge in the third quarter of 2002 of $3.3 million. Additional cost reduction steps were taken in April 2003. All of our resources are currently directed at developing the eTag Assay System and expanding its applications.

RESULTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2003 AND 2002

Revenues.    Revenues for the three and six months ending June 30, 2003 were $405,000 and $584,000, respectively, and were derived primarily from collaborations related to our eTag access programs. Revenues for the three and six months ended June 30, 2002 were $673,000 and $1.3 million, respectively, and were derived primarily from commercial collaboration agreements and government grants related to microfluidics-related programs that are no longer active. While revenue from these sources have been significant in prior years, they are not expected to be significant in 2003. The timing and amount of government grant awards and completion of milestones under these grants and in our commercial collaborations has caused quarterly variations in these revenues. Our sources of potential revenue in 2003 and for the next several years are likely to be primarily from commercialization of our eTag Assay System. In late 2002, we introduced commercial access programs under which customers can gain access to our eTag Assay System. Under the eTag Expert Access Program, customers can gain access to eTag assays for gene expression profiling, protein expression analysis, and cell-surface antigen assays. Under this program, customers can buy eTag reagent kits, software, custom assay services, and consulting support. For more unique applications, customers can gain access to applications that may allow them to discover and adopt novel drug targets, lead compounds, protein and antibody therapeutics and diagnostics.

Research & Development.    Research and development expenses for the three months ended June 30, 2003 and 2002 were $4.1 million and $6.7 million, respectively. Research and development expenses for the six months ended June 30, 2003 and 2002 were $8.4 million and $13.1 million, respectively. The decrease from 2002 to 2003 was primarily due to decreased personnel related expenses, which were lower by $1.3 million and $2.9 million for the three and six months ended June 30, 2003, respectively. This reduction was due to the restructuring plan implemented in July 2002, in which essentially all micro-fluidics-related programs were eliminated and the related staffing level correspondingly reduced over the second half of 2002. Included in research and development expenses for the second quarter of 2003 was severance costs of $318,000 related to an additional staff reduction implemented in April, 2003. At June 30, 2002, we had 124 employees engaged in research and development activities, whereas by June 30, 2003, this had been reduced to 49 employees. Essentially all of our research and development expenditures are now focused on developing the eTag Assay System and on expanding the applications for which it can be used.

Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 were $1.9 million and $3.1 million, respectively. Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were $4.4 million and $5.9 million, respectively. The decrease from 2002 to 2003 was primarily due to decreased legal expenses, which were lower by $800,000 and $1.6 million for the three and six months ended June 30, 2003, respectively. Included in selling, general and administrative expenses for the second quarter of 2003 was severance costs of $122,000 related to an additional staff reduction implemented in April 2003. We expect that our selling, general and administrative expenses will continue to be substantial as we increase our sales, marketing and business development activities related to the commercialization of our products, and as a result of the administrative and support infrastructure required to support our operations.

Litigation Settlements.    As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares using a Black-Scholes pricing model. The put obligation was subsequently revalued with changes in valuation being recorded in the statement of operations. As a result of these revaluations, revaluation expense of $1.8 million and $3.3 million was recorded in the accompanying Statements of Operations for the three and six months ended June 30, 2002, respectively. As a result of the final settlement payment to Caliper and the repurchase of the stock from Caliper in October 2002, revaluation adjustments are no longer necessary and no expense has been recorded in 2003. (See Note 3 in the accompanying Notes to Condensed Financial Statements.)

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

Interest Income (Expense) Net.    Interest income (expense) net represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, and interest paid on bridge loans, capital leases and equipment loans. Net interest income was $0.4 million and $0.9 million for the three and six months ended June 30, 2003 respectively. Net interest income was $1.0 million and $2.1 million for the three and six months ended June 30, 2002 respectively. The decrease in net interest income from 2002 to 2003 was primarily due to lower average balances in cash, cash equivalents, short-term and long-term investments and lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of June 30, 2003, we had total unrestricted cash resources of $96.8 million, comprising $66.0 million in cash and cash equivalents, $7.7 million in short-term marketable investments and $23.1 million in long-term marketable investments.

A loan agreement with the landlord of the Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at June 30, 2003 was $478,000. The note matures on July 1, 2009.

In March 1999, ACLARA entered into a ten year operating lease agreement for our Mountain View facility. The future annual minimum loan payments including accrued interest and lease payments under the loan and lease agreements at June 30, 2003 are as follows (in thousands):

Years Ending December 31,	Capital Lease Commitments	Loan Payments	Operating Lease Commitments
2003	$78	$51	$557
2004	98	101	1,208
2005	—	101	1,250
2006	—	101	1,294
2007	—	101	1,339
2008 and thereafter	—	126	2,091

Total minimum loan and lease payments	176	581	$7,739

Amount representing interest	(8)	(103)

Present value of minimum lease payments	$168	$478

Operating activities used cash of $9.4 million and $12.0 million for the six months ended June 30, 2003 and 2002, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities.

Cash provided by investing activities was $37.2 million for the six months ended June 30, 2003, including the release of restricted cash from the Caliper settlement of $34.1 million and net maturities of investments of $3.5 million, compared to cash used in investing activities of $26.6 million for the six months ended June 30, 2002. As part of our litigation settlement with Caliper, we provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution that issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is recorded as restricted cash in our financial statements at December 31, 2002. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. On February 15, 2003 the letter of credit was terminated and the restricted cash was released. Cash provided by financing activities remained essentially unchanged for the six months ended June 30, 2003 and 2002. Financing activity primarily reflects cash proceeds received through the employee exercise of stock options and employee participation in the employee stock purchase program

We believe that our current cash and cash equivalents, short-term and long-term marketable investment balances and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our report on Form 10-K for our fiscal year ended December 31, 2002.

RECENT ACCOUNTING DEVELOPMENTS

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal’s Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003. The losses on early extinguishment of debt obligations that were classified as extraordinary items in prior periods that did not meet the criteria of APB 30 for classification as extraordinary items were reclassified to loss from operations.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year since inception, and we may never achieve profitability. Net losses for the years ended December 31, 2002, 2001 and 2000 were $37.2 million, $29.0 million and $59.2 million, respectively. Net losses for the three and six months ended June 30, 2003 were $5.1 million and $11.4 million respectively. Net losses for the three and six months ended June 30, 2002 were $9.9 million and $18.9 million respectively. As of June 30, 2003, we had an accumulated deficit of $154.4 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

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

NONE OF OUR PRODUCTS HAS YET BEEN SUCCESSFULLY COMMERCIALIZED.

We are in the process of commercially launching our eTag Assay System, through our access programs. However, we have limited experience with developing, manufacturing, distributing or selling commercial products. We may not be able to perfect the design of our products due to the complexity of the technologies on which they are based and/or the demands of the scientific processes that they address. Additionally, we may not be able to adequately provide the desired level of services required under our access programs. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products and services. Even though we have designed products that function in a prototype system or on a limited volume basis, we cannot assure you that we will be able to adapt the design or develop our organization to allow for large-scale manufacturing. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the products by those launch dates, or at all. If we are unable to design commercially viable assay products, or other products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR ASSAY TECHNOLOGY. IF IT DOES NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WOULD BE LIMITED AND OUR LOSSES WOULD INCREASE.

Demand for our products is substantially dependent upon widespread market acceptance of our assay system for applications in drug discovery and development and for applications in genomics, proteomics and pharmaceutical drug screening. Our assay system represents a new technological approach, and our ability to sell this assay system will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay system will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our assay system, relative to competing technologies and products;

•	the extent and success of our efforts to market, sell and distribute the assay products; and

•	adoption of the systems biology approach to drug discovery and development.

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

We do not have fully developed sales and distribution channels for our products. In 2002, we restructured our relationship with Third Wave Technologies, Inc. and have assumed direct responsibility for the commercialization of eTag assay system for the gene expression market that incorporate Third Wave’s technology. In addition, for applications in proteomics, we will continue to be dependent on our own business development organization, which has yet to be fully developed. We may not be able to successfully recruit management and sales and marketing personnel to market and sell our products.

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

We anticipate that we will face increased competition in the future as companies enter the market with new technologies. Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introduction, characterize the markets for our products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Many of these competitors have greater financial and personnel resources and more experience in research and development than we have. We also cannot assure you that we will be able to compete effectively with the competitors’ greater market presence. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies which are our potential customers or our strategic partners will not develop competing products.

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

It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the next 24 months. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs, capital requirements for product development and commercialization and payment of monetary damages in any on-going or future litigation. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our capital resources. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

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

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of June 30, 2003 would have potentially declined by approximately $553,000.

We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk sensitive instruments, positions or transactions in any material fashion.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item 1 by reference to Note 3, “Litigation Settlement and Contingencies” contained in Part 1, Item 1 above.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on Wednesday, June 25, 2003, the following matters were submitted to a vote of the Company’s stockholders:

Proposal 1. Election of two directors to serve until the annual meeting of stockholders in 2006.

Nominee	Votes For	Votes Withheld
Kevin C. Tang	24,312,761	71,406
Herbert H. Hooper	23,627,490	755,677

Proposal 2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants for the fiscal year ending December 31, 2003.

Votes For	Votes Against	Abstained	Broker Non-Votes
24,314,804	33,362	35,001	—

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The exhibits listed below are incorporated by reference as part of this report.

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 222-95107 (our “Form S-1”).)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.6 to our Form S-1.)

3.3		Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

10.1	*	Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2	*	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3	*	Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4		Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

Exhibit Number		Description

10.5		Lease Agreement between ACLARA BioSciences, Inc. and The Pear venue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

10.6		Master Equipment Lease between Phoenix Leasing and Soane BioSciences, Inc., dated as of November 15, 1995 (Incorporated by reference to Exhibit 10.9 to our Form S-1.)

10.7	+

Agreement for an Exclusive Alliance to Develop, Manufacture and Market a Chip-Based Screening System for Cell Analysis between Cellomics, Inc. and ACLARA BioSciences, Inc., dated as of October 26, 1999 (Incorporated by reference to Exhibit 10.10 to our Form S-1.)

10.8	+	Collaboration Agreement between ACLARA BioSciences, Inc., and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.9	+	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.10	+

Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and CLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

10.11	+	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.12

Master Loan and Security Agreement by and between ACLARA BioSciences, Inc. and Transamerica Business Credit Corporation, dated as of May 27, 1999 (Incorporated by reference to Exhibit 10.15 to our Form S-1.)

10.13		ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.14		Agreement between Packard BioSciences Company and ACLARA BioSciences, dated as of February 21, 2000 (Incorporated by reference to Exhibit 10.17 to our Form S-1.)

10.15		Consulting Agreement with Dr. Eric Lander dated as of January 15, 2000 (Incorporated by reference to Exhibit 10.18 to our Form S-1.)

10.16		Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

10.17	+

Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and CLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.18	+

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

10.20	+

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

10.22	+

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

10.24	+

Second Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.25	+

Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.26	+

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

10.28	+

License Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.29	+

Supply Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.30	+

InvaderCreator Access Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.31	+

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

10.34	*

General Release and Separation Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

Exhibit Number		Description

10.35	*

Change in Control Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.36	*

Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers except the chief executive officer. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.37	*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated October 29, 2002. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.38	*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated November 27, 2002. (Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.39	*

Employment Letter Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.40	*

Severance Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Supersedes agreement previously filed as Exhibit 10.40 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.41	*	Employment Letter Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003.

10.42	*	Severance Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003.

10.43	*	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our non-employee directors.

10.44	++	Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated July 17, 2002.

10.45	++	Amendment No. 1 to Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated April 17, 2003.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted as to portions of this exhibit.
++	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

(b)  Current Reports on Form 8-K.

On April 30, 2003, the Company furnished a current report on Form 8-K under “Item 12. Results of Operations and Financial Condition” with respect to a press release announcing its results of operations for the quarter ended March 31, 2003.

On July 30, 2003, the Company furnished a current report on Form 8-K under “Item 12. Results of Operations and Financial Condition” with respect to a press release announcing its results of operation for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)	August 14, 2003