Form 10-Q
period 2003-09-30
ACLARA BIOSCIENCES INC
filed 2003-11-14
CIK 1067588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2003 was 35,810,932.

ACLARA BIOSCIENCES, INC.

			PAGE

Part I:		Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Balance Sheets as of September 30, 2003 and December 31, 2002	3

		Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 and for the Cumulative Period From May 5, 1995 (Inception) to September 30, 2003	4

		Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 and for the Cumulative Period from May 5, 1995 (Inception) to September 30, 2003	5

		Notes to Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II:		Other Information

	Item 1.	Legal Proceedings	18

	Item 2.	Changes in Securities and Use of Proceeds	18

	Item 3.	Defaults upon Senior Securities	18

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 5.	Other Information	19

	Item 6.	Exhibits and Reports on Form 8-K	19

Signatures			23

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$34,088	$38,006
Restricted cash	—	34,125
Short-term marketable investments	32,962	12,842
Accounts receivable	302	469
Prepaid expenses and other current assets	557	422
Inventories	2,767	2,780

Total current assets	70,676	88,644
Long-term marketable investments	26,105	21,612
Property and equipment, net	6,153	7,098
Other assets, net	1,404	1,564

Total assets	$104,338	$118,918

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$623	$689
Accrued payroll and related expenses	1,099	1,023
Accrued expenses and other current liabilities	2,902	1,357
Deferred revenue	206	104
Restructuring accrual	—	501
Current portion of loans payable	196	202

Total current liabilities	5,026	3,876
Loans payable, net of current portion	399	542
Deferred rent	459	414

Total liabilities	5,884	4,832

Contingencies (Note 3)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 35,723,494 shares at September 30, 2003 and 35,391,018 shares at December 31, 2002	36	36
Treasury stock at cost (900,000 shares at September 30, 2003 and December 31, 2002)	(1,350)	(1,350)
Additional paid-in capital	259,110	258,798
Deferred stock-based compensation	(108)	(627)
Accumulated other comprehensive income	126	297
Deficit accumulated during development stage	(159,360)	(143,068)

Total stockholders’ equity	98,454	114,086

Total liabilities and stockholders’ equity	$104,338	$118,918

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Cumulative Period from May 5, 1995 (Inception) to September 30 2003
	2003	2002	2003	2002
Revenues	$276	$505	$860	$1,768	$18,748

Costs and operating expenses:
Research and development	3,847	5,516	12,264	18,576	99,084
Selling, general and administrative	1,714	3,318	6,122	9,229	53,906
Litigation settlement	—	396	—	3,740	44,002
Restructuring	—	3,327	—	3,327	3,327

Total costs and operating expenses	5,561	12,557	18,386	34,872	200,319

Loss from operations	(5,285)	(12,052)	(17,526)	(33,104)	(181,571)
Interest income	377	873	1,277	3,004	23,989
Interest expense	(13)	(13)	(43)	(38)	(1,297)

Net loss	(4,921)	(11,192)	(16,292)	(30,138)	(158,879)

Dividends related to beneficial conversion feature of preferred stock	—	—	—	—	(5,000)
Accretion to redemption value and accrued dividends on mandatory redeemable convertible preferred stock	—	—	—	—	(6,292)

Net loss attributable to common stockholders	$(4,921)	$(11,192)	$(16,292)	$(30,138)	$(170,171)

Net loss per common share, basic and diluted	$(0.14)	$(0.31)	$(0.46)	$(0.84)

Weighted average shares used in net loss per common share calculation, basic and diluted	35,681	36,148	35,564	36,020

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30		Cumulative Period from May 5, 1995 (Inception) to September 30 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	$(16,292)	$(30,138)	$(158,879)
Depreciation and amortization	1,432	1,413	7,193
Amortization of discount on marketable investments	(48)	(309)	(3,184)
Amortization of note and long-term debt discount		—	597
Amortization of deferred stock based compensation	451	959	12,845
Loss on sale of fixed assets	25	2,488	70
Amortization of other assets	161	24	297
Preferred stock issued for interest expense		—	128
Non-cash restructuring charge		—	2,467
Interest income from notes receivable from stockholders		(25)	(86)
Revaluation of litigation settlement		3,740	10,350
Changes in assets and liabilities:
Accounts receivable	166		(302)
Prepaid expenses and other current assets	(134)	1,367	(557)
Inventories	13	(39)	(2,767)
Accounts payable	(66)	(252)	623
Accrued payroll and related expenses	76	156	1,099
Accrued expenses and other liabilities	1,547	1,307	2,902
Restructuring accrual	(501)	839	0
Litigation settlement		—	1,350
Deferred revenue	102	(265)	206
Deferred rent	45	74	459

Net cash used in operating activities	(13,023)	(18,661)	(125,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(597)		(14,222)
Sales of property and equipment	73	(1,874)	142
Change in restricted cash	34,125	38	—
Purchase of investments	(74,881)	500	(524,790)
Sales and maturities of investments	50,145	58,344	469,033
Change in other assets		—	(1,597)

Net cash provided by (used in) investing activities	8,865	57,008	(71,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for leasehold obligations	(45)	—	(1,602)
Principal payments under capital lease obligations	(95)	(24)	(160)
Proceeds from issuance of notes payable to related parties		—	2,487
Proceeds from issuance of loans payable		(41)	4,365
Repayments of loans payable		—	(3,943)
Proceeds from issuance of preferred stock, net of issuance costs		—	29,889
Principal payments for notes payable to related parties		—	(119)
Repurchase of Series A preferred stock and one share of common stock		—	(2,713)
Proceeds from initial public offering, net of issuance costs		—	201,003
Proceeds from notes receivable from stockholders		7	709
Proceeds from issuance of common stock	380	302	2,145
Repurchase of common stock		—	(1,350)

Net cash provided by financing activities	240	244	230,711
Net increases (decreases) in cash and cash equivalents	(3,918)	38,591	34,088
Cash and cash equivalents, beginning of period	38,006	30,970	—

Cash and cash equivalents, end of period	$34,088	$69,561	$34,088

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

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the three and nine months ended September 30, 2003 and 2002 and for the cumulative period from May 5, 1995 (date of inception) to September 30, 2003. As this component of comprehensive income is not significant, individually or in the aggregate, no separate statements of comprehensive income have been presented.

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

A reconciliation of shares used in the calculations is as follows (in thousands, except per share data):

	Three Months Ending September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and diluted:
Net loss	$(4,921)	$(11,192)	$(16,292)	$(30,138)

Weighted average shares of common stock outstanding	35,681	36,170	35,564	36,064
Less: weighted average shares subject to repurchase	—	(22)	—	(44)

Weighted-average shares of common stock used in basic and diluted net loss per share calculations	35,681	36,148	35,564	36,020

Net loss per common share – basic and diluted	$(0.14)	$(0.31)	$(0.46)	$(0.84)

The following outstanding options and warrants (prior to the application of the treasury stock method), were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Options	4,216	3,407	4,216	3,407
Warrants	139	274	139	274

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

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders:
As reported	$(4,921)	$(11,192)	$(16,292)	$(30,138)
Add: Stock-based compensation expense included in reported net loss	146	254	451	959
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(762)	(599)	(1,941)	(2,142)

Pro forma net loss	$(5,537)	$(11,537)	$(17,782)	$(31,321)

Net loss per share:
Basic—as reported	$(0.14)	$(0.31)	$(0.46)	$(0.84)

Diluted—as reported	$(0.14)	$(0.31)	$(0.46)	$(0.84)

ACLARA accounts for equity instruments issued to non-employees based on fair value in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Recent Accounting Developments

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal’s Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003. The losses of $1.1 million on early extinguishment of debt obligations that were classified as extraordinary items in prior periods that did not meet the criteria of APB 30 for classification as extraordinary items were reclassified to general and administrative from operations.

2. RESTRICTED CASH

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

3. LITIGATION SETTLEMENT AND CONTINGENCIES

As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares at $20.8 million. Based on the change in ACLARA’s stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued at the end of each reporting period prior to its settlement in October 2002. The revaluation of the put obligation used a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations. At December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, the put obligation had a value of $27.2 million, $28.7 million, $30.5 million, and $30.9 respectively. As a result of these revaluations and the eventual settlement, in October 2002, revaluation expenses of $4.0 million and $6.4 million were recorded in the years ended December 31, 2002 and 2001, respectively, and revaluation expense of $3.7 million and $5.2 million, respectively was recorded in the accompanying Statement of Operations for the three and nine months ended September 30, 2002. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. Accordingly, no revaluation adjustments are applicable in periods after December 31, 2002.

In August 2000, ACLARA entered into a settlement and release with Rodenstock North America (“Rodenstock”) (formerly 2C Optics) relating to a dispute arising out of ACLARA’s repurchase of its Series A Preferred Stock from Rodenstock in 1999. The settlement agreement was approved by the board of directors of Rodenstock and a majority of Rodenstock’s outstanding shares entitled to vote on the matter. On April 27, 2001, S&A Biotech Investments, LLC (“S&A”), a stockholder of Rodenstock, filed a shareholder derivative suit in the Superior Court of California for the County of Santa Clara, naming the directors of Rodenstock as individual defendants, Rodenstock as a nominal defendant, and ACLARA as a defendant. S&A alleges breach of fiduciary duties by Rodenstock and the individual defendants, including Thomas Baruch, who was the chairman of the boards of ACLARA and Rodenstock, in connection with the August 2000 settlement between ACLARA and Rodenstock. S&A also asserts a claim against ACLARA for allegedly aiding and abetting the purported breach of fiduciary duty by Rodenstock and Rodenstock’s directors. Among other remedies, S&A seeks rescission of the settlement agreement and the above-referenced stock repurchase. ACLARA filed its demurrer, and Rodenstock and Mr. Baruch filed their demurrers and notices of summary judgment, which were heard in April 2002. The Court denied all demurrers, but granted Rodenstock and Mr. Baruch’s notice for summary judgment. Plaintiff dismissed without prejudice its claim against ACLARA, while it appealed the judgment for the other defendants. In September 2003 plaintiff’s appeal was rejected. We believe that the time period within which the plaintiff had to appeal this latter decision of the appeals court has expired, and that no further appeal is therefore possible. Accordingly ACLARA does not believe that it will have any liability from this litigation.

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

4. RESTRUCTURING

During the third quarter of 2002 ACLARA initiated a restructuring plan to streamline its operations, reduce costs associated with the microfluidics aspect of our business and increase our focus on our eTag assay chemistry. Accordingly, we recognized a restructuring charge of $3.3 million during the third quarter of 2002, including $0.8 million of severance and related costs related to the reduction of our employment level by over 50 employees. This reduction was phased in over the second half of 2002 and primarily affected the microfluidics area of our business, where essentially all of our active programs were eliminated. Termination benefits related to severance packages, out-placement services and other associated costs are included in restructuring expense on the statement of operations and there was no remaining balance at September 30, 2003. We also wrote off approximately $2.5 million of fixed assets that are not expected to be used prospectively.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Severance and Benefits	Fixed Assets	Other Charges	Total
Restructuring provision:
Severance and benefits	$753	$—	$—	$753
Property and equipment write off	—	2,467	—	2,467
Other charges	—	—	107	107

Total	$753	$$2,467	$107	$3,327
Non-cash charges	—	(2,467)	—	(2,467)
Cash paid	(280)	—	(79)	(359)

Reserve balance at December 31, 2002	$473	$—	$28	$501
Cash paid	(473)	—	(28)	(501)

Reserve balance at September 30, 2003	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and accompanying footnotes included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2002. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that express that ACLARA “believes”, “anticipates”, “expects” or “plans to” as well as other statements that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in “Factors Affecting Operating Results” set forth below.

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

We have invested substantial amounts in establishing our eTag assay technology for life science research. From our inception to September 30, 2003, we have incurred $99.1 million in research and development expenses. Total costs and operating expenses were $18.4 million and $34.9 million for the nine months ended September 30, 2003 and 2002, respectively. Over 70% of our 64 employees at September 30, 2003 were engaged in research and development activities.

We have incurred significant losses since our inception. As of September 30, 2003, our accumulated deficit was $159.4 million and total stockholders’ equity was $98.5 million. We expect to incur additional operating losses over at least the next two years as we continue to invest heavily in research and development activities, build our sales and marketing organization and commercialize our eTag products.

Essentially all our revenues through 2002 were generated from commercial research collaborations and from government grants related to discontinued microfluidics programs that are not active in 2003. Our sources of potential revenue in 2003 and for the next several years are likely to be primarily from commercialization of our eTag assay system. Commencing in late 2002, we made our eTag Assay System commercially available to potential customers.

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

RESULTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues. Revenues for the three and nine months ending September 30, 2003 were $276,000 and $860,000, respectively, and were derived primarily from collaborations related to our eTag Assay System. Revenues for the three and nine months ended September 30, 2002 were $505,000 and $1.8 million, respectively, and were derived primarily from commercial collaboration agreements and government grants related to microfluidics-related programs that are no longer active. While revenue from these sources has been significant in prior years, they are not expected to be significant in 2003 and subsequent years. The timing and amount of government grant awards and completion of milestones under these grants and in our commercial collaborations has caused quarterly variations in these revenues. Our sources of potential revenue in 2003 and for the next several years are likely to be primarily from commercialization of our eTag Assay System. Commencing in late 2002, we made our eTag Assay System commercially available to potential customers. ACLARA’s eTag Assay System is being commercialized for use both in drug discovery research and to support preclinical and clinical development of specific targeted therapies. In these application areas, pharmaceutical researchers are able to access eTag reagent products, software, and services. For multiplexed gene expression, ACLARA uses eTag Multiplex Invader® Assays, which incorporate Invader technology and Cleavase® enzyme and are licensed for use from Third Wave Technologies, Inc.

Research & Development. Research and development expenses for the three months ended September 30, 2003 and 2002 were $3.8 million and $5.5 million, respectively. Research and development expenses for the nine months ended September 30, 2003 and 2002 were $12.3 million and $18.6 million, respectively. The decrease from 2002 to 2003 was primarily due to decreased personnel related expenses, which were lower by $1.5 million and $4.5 million, and project costs and materials, which were lower by $257,000 and $715,000, for the three and nine months ended September 30, 2003, respectively. These reductions were due to the restructuring plan implemented in July 2002, in which essentially all micro-fluidics-related programs were eliminated and the related staffing level correspondingly reduced over the second half of 2002. Included in research and development expenses for the second quarter of 2003 was severance costs of $318,000 related to an additional staff reduction implemented in April 2003. At September 30, 2002, we had 79 employees engaged in research and development activities, whereas by September 30, 2003, this had been reduced to 47 employees. Essentially all of our research and development expenditures are now focused on developing the eTag Assay System and on expanding the applications for which it can be used.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were $1.7 million and $3.3 million, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were $6.1 million and $9.2 million, respectively. The decrease from 2002 to 2003 was primarily due to decreased legal expenses, which were lower by $809,000 and $2.4 million and personnel related expenses, which were lower by $575,000 and $587,000, for the three and nine months ended September 30, 2003 and 2002, respectively. Included in selling, general and administrative expenses for the second quarter of 2003 was severance costs of $121,000 related to an additional staff reduction implemented in April 2003. We expect that our selling, general and administrative expenses will continue to be substantial as we increase our sales, marketing and business development activities related to the commercialization of our products, and as a result of the administrative and support infrastructure required to support our operations.

Litigation Settlements. As part of the litigation settlement with Caliper, 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. ACLARA initially valued the put obligation associated with these shares using a Black-Scholes pricing model. The put obligation was subsequently revalued with changes in valuation being recorded in the statement of operations. As a result of these revaluations, revaluation expense of $396,000 and $3.7 million was recorded in the accompanying Statements of Operations for the three and nine months ended September 30, 2002, respectively. As a result of the final settlement payment to Caliper and the repurchase of the stock from Caliper in October 2002, revaluation adjustments are no longer necessary and no expense has been recorded in 2003. (See Note 3 in the accompanying Notes to Condensed Financial Statements.)

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

Interest Income (Expense) Net. Interest income (expense) net represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, and interest paid on bridge loans, capital leases and equipment loans. Net interest income was $364,000 and $1.2 million for the three and nine months ended September 30, 2003 respectively. Net interest income was $860,000 and $3.0 million for the three and nine months ended September 30, 2002 respectively. The decrease in net interest income from 2002 to 2003 was primarily due to lower average balances in cash, cash equivalents, short-term and long-term investments and lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of September 30, 2003, we had total unrestricted cash resources of $93.2 million, comprising $34.1million in cash and cash equivalents, $33.0 million in short-term marketable investments and $26.1 million in long-term marketable investments.

A loan agreement with the landlord of the Mountain View facility allowed us to borrow $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at September 30, 2003 was $463,000. The note matures on July 1, 2009.

In March 1999, ACLARA entered into a ten year operating lease agreement for our Mountain View facility. The future annual minimum loan payments including accrued interest and lease payments under the loan and lease agreements at September 30, 2003 are as follows (in thousands):

Years Ending December 31,	Capital Lease Commitments	Loan Payments	Operating Lease Commitments
2003	$39	$25	$297

2004	98	101	1,208

2005	—	101	1,250

2006	—	101	1,294

2007	—	101	1,339

2008 and thereafter	—	201	2,091

Total minimum loan and lease payments	137	630	$7,479

Amount representing interest	(5)	(167)

Present value of minimum lease payments	$132	$463

Operating activities used cash of $13.0 million and $18.7 million for the nine months ended September 30, 2003 and 2002, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities.

Cash provided by investing activities was $8.9 million for the nine months ended September 30, 2003, including the release of restricted cash from the Caliper settlement of $34.1 million and net maturities of investments of $24.7 million, compared to cash provided by investing activities of $57.0 million for the nine months ended September 30, 2002. As part of our litigation settlement with Caliper, we provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of our performance under the settlement agreement. The banking institution that issued the letter of credit required us to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million is recorded as restricted cash in our financial statements at December 31, 2002. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. On February 15, 2003 the letter of credit was terminated and the restricted cash was released. Cash provided by financing activities remained essentially unchanged for the nine months ended September 30, 2003 and 2002. Financing activity primarily reflects cash proceeds received through the employee exercise of stock options and employee participation in the employee stock purchase program.

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

RECENT ACCOUNTING DEVELOPMENTS

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal’s Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003. The losses of $1.1 million on early extinguishment of debt obligations that were classified as extraordinary items in prior periods that did not meet the criteria of APB 30 for classification as extraordinary items were reclassified to general and administrative from operations.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year since inception, and we may never achieve profitability. Net losses for the years ended December 31, 2002, 2001 and 2000 were $37.2 million, $29.0 million and $59.2 million, respectively. Net losses for the three and nine months ended September 30, 2003 were $4.9 million and $16.3 million respectively. Net losses for the three and nine months ended September 30, 2002 were $11.2 million and $30.1 million respectively. As of September 30, 2003, we had an accumulated deficit of $159.4 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

To date, we have not generated any significant revenue from the sale of products. Our ability to generate revenues from product sales or to achieve profitability is dependent on our ability, alone or with collaborative partners, to successfully design, develop, manufacture and commercialize our proprietary assay systems in a timely manner and on adoption of our technological approach by customers. Our revenue through 2002 has been generated principally from collaborative research and development agreements, government grants and commercial collaborations related to our former microfluidics activities. None of these revenue sources are expected to be significant in 2003 and subsequent years, when our eTag Assay System is anticipated to be the primary source of revenue. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next two years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

NONE OF OUR PRODUCTS HAS YET BEEN SUCCESSFULLY COMMERCIALIZED.

We are in the process of commercially launching our eTag Assay System. However, we have limited experience with developing, manufacturing, distributing or selling commercial products. We may not be able to perfect the design of our products due to the complexity of the technologies on which they are based and/or the demands of the scientific processes that they address. Additionally, we may not be able to adequately provide the desired level of services required under our commercial collaborations. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for commercial introduction of our products and services. Even though we have designed products that function in a prototype system or on a limited volume basis, we cannot assure you that we will be able to adapt the design or develop our organization to allow for large-scale manufacturing. Although we have projected launch periods for certain of our products, we cannot assure you that we will complete development of the products by those launch dates, or at all. If we are unable to design commercially viable assay products, or other products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

COMMERCIALIZATION OF OUR PRODUCTS DEPENDS ON MARKET ACCEPTANCE OF OUR ASSAY TECHNOLOGY. IF IT DOES NOT ACHIEVE ACCEPTANCE, OUR ABILITY TO GENERATE SALES WOULD BE LIMITED AND OUR LOSSES WOULD INCREASE.

Demand for our products is substantially dependent upon widespread market acceptance of our assay system for applications in drug discovery and development. Our assay system represents a new technological approach, and our ability to sell this assay system will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay system will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

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

OUR SALES AND MARKETING CHANNELS NEED TO BE DEVELOPED. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES.

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

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of approximately 250 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

We have no experience manufacturing our products in the high volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to low volume manufacturing of eTag assay products for testing purposes and for validation use by our collaborative partners and potential customers. The nature of our assay products necessitates access to specialized chemicals, reagents and raw materials, such as antibodies used in conjunction with our eTag components. There are only a limited number of vendors who supply these materials and for some of these materials the suppliers are the sole source of supply. We cannot be certain that we will be able to successfully secure supply of all needed materials, nor can we be certain that these vendors will supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers to facilitate commercial scale production of eTag assay products, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms. We will need to secure supply of antibodies for use in our protein applications and there can be no assurance that we will be able to do so on commercially reasonable terms. We will be dependent on Third Wave for supply of Cleavase enzyme that is a critical component of products that we will commercialize for gene expression applications, and this enzyme is proprietary to Third Wave. Failure of Third Wave to supply enzyme could seriously impair our business. Pursuant to the Supply Agreement with Third Wave, we purchased an initial quantity of Cleavase enzyme from Third Wave. This initial quantity of enzyme represents more than one year’s supply. Accordingly, we cannot assure you that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the loss of any of these suppliers may result in a delay or interruption of our supply of assay products. Any significant delay or interruption would have a material adverse effect on our ability to supply adequate quantities of our products and would result in lost revenues. In addition, we have limited experience in developing and providing the software tools necessary to perform analyses of data derived from our eTag assays.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of September 30, 2003 would have potentially declined by approximately $674,000.

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

As required by SEC Rule 13a – 15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

10.27

Amendment to the ACLARA BioSciences, Inc. Employee Stock Purchase Plan, effective April 23,2002. (Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q filed on August 14, 2002.)

10.28+

License Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated y reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

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

10.41*

Employment Letter Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10Q filed on August 14, 2003.)

10.42*

Severance Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10Q filed on August 14, 2003.)

10.43*

Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our non-employee directors. (Incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10Q filed on August 14, 2003.)

10.44++	Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated July 17, 2002. (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10Q filed on August 14, 2003.)

10.45++

Amendment No. 1 to Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated April 17, 2003. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10Q filed on August 14, 2003.)

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

November 5, 2003, the Company furnished a current report on Form 8-K under “Item 12. Results of Operations and Financial Condition” with respect to a press release announcing its results of operation for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)	November 14, 2003
Alfred G. Merriweather