Form 10-K
period 2003-12-31
ACLARA BIOSCIENCES INC
filed 2004-03-15
CIK 1067588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 0-29975

ACLARA BIOSCIENCES, INC.

(Exact Name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	94-3222727 (I.R.S. Employer Identification Number)

1288 Pear Avenue, Mountain View, California 94043

(Address of principal executive offices and Zip Code)

(650) 210-1200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $90 million (based upon the average bid and asked prices of such stock as reported by The Nasdaq Stock Market on such date). The Registrant did not have any non-voting stock outstanding on such date. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2004, the number of outstanding shares of the Registrants’ Common Stock was 36,014,281, excluding 900,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant’s proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Security and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2003.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, anticipated progress in commercialization of our eTag™ assay system for pharmaceutical development, as diagnostic products and related services; the potential for use of our eTag assays in clinical development programs; our ability to establish reliable, high-volume manufacturing at commercially reasonable costs; our ability to develop relationships with third party suppliers and manufacturers for commercial scale production of certain components and kits; expected reliance on a few customers for the majority of our revenues; the validity and enforceability of our patents, the possible infringement of our intellectual property by others, the adoption of our technology by pharmaceutical and biotechnology companies; our estimate of the demand for our products and the size of our markets; levels of future investment in our research and development efforts; the potential for raising additional capital; results of our restructuring in 2002 to streamline our operations; and the sufficiency of our existing cash, cash equivalents and short-term marketable investment balances. In some cases, forward-looking statements can be identified by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under the section, “Factors Affecting Operating Results,” contained in Part II—Item 7 of this report that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

ACLARA BIOSCIENCES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

ITEM 1.    BUSINESS

OVERVIEW

We are a life sciences company focused on developing and commercializing novel assay solutions for drug discovery and development, providing critical high-value information about the expression and interaction of genes and proteins within and on the surface of cells, and secreted between cells. In analyzing the presence of protein-protein interactions in cell culture samples as well as in human clinical samples, we believe our eTag™ assays can detect important protein complexes that are not readily discernible with other technologies, providing valuable information on the likely efficacy of targeted therapeutics acting on those mechanisms in individual patients and specific patient groups. Such biological indicators of pharmaceutical efficacy are frequently known as “biomarkers”.

We develop and deliver these innovative assays as part of the eTag Assay System. We are commercializing our eTag Assay System in the following ways.

•	Research tool: eTag assays are provided as a research tool for gene expression profiling and protein expression analysis through the purchase of eTag reagent kits, software, custom assay services, and consulting support.

•	Clinical development: eTag assays are provided under collaborative arrangements through which pharmaceutical and biotechnology customers can access our development expertise to provide customized eTag assays and services for use in clinical development programs. These assays and services can be a critical aide in patient selection in clinical trials of targeted pharmaceutical therapies that may be highly efficacious in selected patient populations while only minimally effective in the general patient population. We believe that assays of this type may be critical for effectively assessing drug efficacy and disease status by analyzing in a quantitative way many genes and proteins, cell signaling and pathway activation, protein-protein interactions, and/or receptor complex formation from a single biological sample. Patterns of these biological events or individual parameters are used as biomarkers that can point to therapeutic effectiveness.

•	Diagnostics: While our initial focus is on applying eTag assays as a research tool in drug discovery and as an assay in support of clinical trials, we believe that in the future these same eTag assays may also play an important diagnostic role in standard clinical practice as targeted therapies are approved for use by regulatory agencies to determine if individual patients are likely to respond to the use of specific medicines.

Our eTag assays are easy to use. They require only a very small amount of biological sample and can be performed directly on cell lysates of cultured or primary cells, as well as fresh, frozen and formalin-fixed paraffin-embedded clinically-derived tissue samples. This ability to utilize small amounts of human clinical samples in a wide range of formats without extensive and time-consuming sample preparation makes eTag assays well suited to diagnostic applications in human disease management.

For research purposes, the assays can be used for the simultaneous analysis of multiple different biological analytes in a high throughput mode. This multiplexing capability, combined with quantitative readout of gene and protein expression patterns, provides a critical level of high performance and utility for eTag assays. eTag assays represent a universal platform for the analysis of genes, proteins and cellular pathways utilizing standard existing capillary electrophoresis instrumentation systems.

We were formed by a spin-off transaction from Soane Technologies, Inc., which was incorporated in 1991 and subsequently changed its name to 2C Optics, Inc. We were incorporated in Delaware in 1995 under the name Soane BioSciences, Inc. and changed our name to ACLARA BioSciences, Inc. in 1998. We maintain an Internet website at www.aclara.com; however, information found on our website is not incorporated by reference into this report. We file our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on

Form 8-K and other required reports and any amendments to those reports with the Securities and Exchange Commission. On our website we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act of 1934. We also make available on our website reports filed with the SEC by our directors, officers and beneficial owners of ten percent or greater of our securities pursuant to Rule 16a-3(k) of the Exchange Act of 1934. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

INDUSTRY BACKGROUND

Drug Discovery and Development.    Prior to the advent of genomics research, one of the most significant challenges facing scientists in the pharmaceutical industry was finding suitable therapeutic targets, i.e. genes or proteins with which a drug could interact. Today, the critical barriers impeding more efficient and effective drug discovery and development have shifted. The genomics revolution has provided pharmaceutical researchers with a dramatic increase in the number of potential targets against which to conduct screens of compound libraries and against which to develop pharmaceutical products. We believe that the most significant challenges today are first, to efficiently prioritize the most promising targets from a large number of alternatives, second, to identify, as quickly and as early in the process as possible, compounds that are free of toxicity or pharmakinetic problems, and third, to identify biomarkers that can be identified in particular patients that may indicate which pharmaceutical or combination of pharmaceuticals will be most likely to be effective in those particular patients. To manage these challenges, pharmaceutical researchers need the most comprehensive analysis possible of all the inter-related biological elements that affect drug interactions.

Current Tools for Gene and Protein Expression.     Currently there are no technologies that address the analysis of both genes and proteins using the same platform. Pharmaceutical researchers have traditionally performed a significant amount of gene expression analysis and there are established tools for doing so. Protein analysis has been less effective because of the lack of adequate tools with which to perform the more complex analysis. It is becoming widely recognized that an understanding of proteins, protein complexes and biological pathways is at least as critical to successful drug development as extensive gene expression data, if not more so.

Gene expression analysis involves measuring the extent to which specific genes are represented as messenger RNA (mRNA) “copies” within a cell. Typically, a differential gene expression analysis is performed, where researchers compare the mRNAs expressed in healthy and diseased samples to identify specific genes involved in a particular disease process. Another common application involves measuring a change in expression of certain genes when researchers challenge cells using candidate drug compounds. The current leading technologies for gene expression analysis are hybridization microarrays and PCR based methods. Microarrays can be used to monitor many thousands of gene products at the same time, but only for relatively small numbers of samples because only one biological sample can be analyzed per individual microarray experiment. PCR based methods, can be applied to large sample sets, but typically can only measure one to three gene products per sample. We believe neither of these approaches is suitable for the detailed analysis of tens to hundreds of genes. In addition, neither of these technologies permits the complementary analysis of proteins and cell signaling pathways that is critical to a complete understanding of actual and potential drug interactions.

Techniques for analyzing proteins and protein complexes are more diverse, not as well standardized and, because of the greater complexity that exists at the protein level, not as effective in comparison to established gene expression tools. Protein analysis tools are generally not quantitative and while able to provide some information about proteins, cannot provide critical information about protein complexes. Current tools like ELISA assays and bead-based systems can measure protein expression, but are limited in the types of protein that they can address and by their solid state format. Mass spectrometry is a highly specific tool utilized to discover new proteins in different biological settings, but is not well suited to routine research and diagnostic tests or highly repetitive testing because of its large sample requirements, long run and analysis time requirements and poor reproducibility of results.

Biology is Complex: More Comprehensive Tools are Needed.    Genomics and proteomics are yielding an extraordinary mass of new biological data, which is in turn generating a fundamental shift in the nature of information and the way it is used to discover therapeutics. Scientists are discovering patterns of gene and protein expression associated with health and disease. They are using these patterns to discover and test potential new pharmaceuticals, even though they often do not yet know the underlying biological and disease mechanisms. The enormous challenge still remains of interconnecting these molecular events in living cells to provide insight into the pharmacological pathways that drug discovery programs require. It is critical to gain a perspective that is tissue-based, where researchers look at the effect of a potential treatment on and among cells. Information held in the cell defines the temporal and spatial interactions of its components and therefore, its normal and abnormal functions.

Traditionally, life science and pharmaceutical researchers have examined single genes or proteins in isolation, in large part because that was the approach that available tools permitted. Today, researchers are recognizing that they need to simultaneously study the complex interaction of many levels of biological information—genomic DNA, RNA, proteins, protein complexes as well as the pathways through which these components interact and determine biological effects. This understanding requires scientists to run more assays and to develop new and quantitative assays to determine to the fullest possible extent the effects of disease on the organism and the outcome of treatment on diseased and normal tissues. To develop this type of information, researchers need tools that are capable of measuring all of these interacting elements in a quantitative way. These tools also need to be many times more productive and cost-efficient than current tools if they are to effectively manage the increased amount of biological information.

Drug discovery and development in this environment demands an analytical system that efficiently and effectively measures tens to hundreds of different RNA molecules, proteins, protein modifications, and protein-protein interactions or complexes from the same sample—and from a very small quantity of that same sample. In addition, in many applications, sample throughput of tens of thousands of samples per day is required, as well as high sensitivity and quantitation precision to measure subtle changes in analyte expression and pathway activation—a standard of performance that exceeds the capabilities of traditional systems—in order to accurately characterize a disease process or measure beneficial or toxic effects of a new drug.

As pharmaceutical researchers expand the size of their compound libraries and have to deal with an increasing number of potential new targets, they require new laboratory technologies capable of complex simultaneous analysis of multiple analytes in a cost-effective and rapid manner. Multiplexed assays, or the ability to simultaneously analyze tens to hundreds of different biological analytes in a high throughput manor, are an ideal and increasingly essential method of securing high content data and for increasing the speed and efficiency of drug discovery. However, most measurement systems rely on solid-phase formats such as microarrays and beads, which prevent effective quantitative measurement of many critical cell-based analytes such as cell receptors and protein complexes. Flexible, solution-phase multiplexing provides greater versatility and effective performance for addressing cell-based assays as well as gene and protein assays with high sensitivity and precision.

Adverse drug reactions (ADRs) lead to more than 100,000 deaths per year in the United States. ADRs rank as one of the top six leading causes of death in the U.S. Additionally, 90% of pharmaceutical drug candidates fail during the development process despite extensive pre-clinical testing and positive animal testing data. Poor efficacy, pharmacokinetics and adverse clinical effects account for 70% of the failures. A large proportion of failures result from conducting pre-clinical drug tests in animals and not in human tissues. Conversely, it is likely that a large proportion of failed drugs in animals could be recovered if tested in human tissues. Ideally, a high throughput-screening assay would allow simultaneous profiling of gene and protein expression directly from stimulated cells to enable characterization of ADME/Tox (Absorption, Distribution, Metabolism, and Excretion/Toxicology) properties of drug compounds. The goal of ADME/Tox analysis is to characterize toxic responses as early in the drug development process as possible so that questionable candidates can be removed from the development pipeline and vital resources are not wasted on their further optimization. To implement ADME/Tox profiling cost effectively in the early phase of the drug discovery process, a high throughput, multiple analyte assay technology is highly beneficial.

Paradigm Shift in Drug Development: The Evolution of Targeted Therapies.    Pharmaceutical companies are under significant pressure to increase the productivity of their research and development functions. While enhanced research tools can be of significant help in this regard, these pharmaceutical companies’ spending on drug development programs, including clinical trials, can be four or five times the amount spent on research and drug discovery. In addition, the most immediate impact on revenue for a pharmaceutical company can be derived form accelerating the progress of existing drugs in development through clinical trials, as opposed to enhancing drug discovery programs. Accordingly, we believe the most critical area of focus for many pharmaceutical and biotechnology companies is enhancing the effectiveness of their drug development programs by increasing the speed and probability of success of clinical trials to bring drug candidates to market as rapidly as possible.

In this regard, we believe that pharmaceutical and biotechnology companies are increasingly embracing the concept of targeted therapies, i.e. drugs that can be prescribed for particular patients based on the identification in those patients of biomarkers that are predictive of responsiveness to that drug. The benefits of quality biomarkers to drug developers include shorter, smaller and less costly clinical trials with a higher probability of successful completion. In addition, the drug can be expected to have an improved economic profile because it can be prescribed with a higher degree of expected effectiveness, brought to market more rapidly and potentially positioned as first- or second- line treatment rather than a second- or third-line treatment.

Clinical trials can be shorter, smaller and less costly because the successful utilization of biomarkers will generally enrich a patient population for drug responsiveness. A higher response rate can be translated in a clinical trial setting to fewer patients and shorter follow up time. Clinical trials are very expensive and this saving in time and expense can be significant. The potential economic profile of the drug, once approved, can be enhanced because based on greater and more predictable efficacy, the drug will be prescribed more readily and with an improved reimbursement outlook. In addition, by getting to market faster the patent life of the drug at the time of regulatory approval is longer.

Further elevating the general level of interest in targeted therapies is the position taken by the U.S. Food and Drug Administration (“FDA”). For example, the Commissioner of the FDA made the following statement to the Joint Economic Committee of the U.S. Congress on July 9, 2003. “While there are and no doubt will continue to be traditional “blockbuster”-type drugs in development that may bring important public health benefits to many millions of patients, breakthroughs in genomics, proteomics, and other new fields of molecular biology also hold great promise for truly individualized drug therapy in which diagnostic tests and novel drug delivery mechanisms guide the use of medications, turning heterogeneous diseases like cancer and heart disease into distinct types of pathologies that appropriately require distinct therapeutic approaches.” The FDA has subsequently indicated that it will be running joint workshops with groups like the American Society of Clinical Oncologists and the National Cancer Institute to help in the development of these biomarkers. We believe that interest will continue to develop in the development of targeted pharmaceutical products and technologies that support that development.

Oncology—the Need for Targeted Therapies.    We believe that targeted therapies will be developed in many therapeutic areas such as oncology (cancer), inflammation, metabolic disease and heart disease. Better understanding of disease processes and mechanisms and the identification of novel targets is driving this trend. We believe that the need for such therapies will be greatest in those deadly disease areas where the patient and physician do not have the time to pursue alternate therapies in series due to irreversible damage over time, or death. The deadly progression of disease increases the priority on identifying the most effective therapy as rapidly as possible. Cancer is the most obvious example of such a therapeutic area.

Over 1 million new cases of cancer are diagnosed each year, with four solid tumor cancer types (breast, prostate, lung and colorectal) accounting for over 700,000 of these. While the incidence of lung cancer is declining slightly, the incidence of breast and colorectal cancer is believed to be increasing at approximately 5% annually and the incidence of prostate cancer at approximately 1% annually. We believe that over 400,000 of these patients are put on drug therapy each year. Accordingly there is a very substantial number of patients for whom targeted therapies would represent a significant advance in treatment options.

Although there are often several therapeutic options for a given indication, treatment typically is expensive and accompanied by a host of adverse side effects that are detrimental to patients’ quality of life. In many cases, treatments are effective in only a small percentage of the total patients and so multiple treatment options may be pursued until an effective one is found, unless a better targeting method is available. The optimal therapy for a disease can vary from patient to patient. Moreover, the consequence of suboptimal therapy can range from ineffectiveness to death from extreme adverse reactions. This results in the economic burden of trying multiple treatments, along with added costs of physician time and increased hospitalization. The ability to predict which therapies are most likely to be effective for certain patients would constitute a powerful advance in oncology. Such predictions will likely arise only from an understanding of disease and therapeutic effect on both a cellular and molecular level. An early success in treatment based on molecular knowledge of cancer is the use of Herceptin® in the treatment of breast cancer. Breast cancer can be classified according to the expression of the HER-2/neu oncogene, which is amplified in approximately 30% of primary breast tumors. Herceptin is a HER-2 antibody that slows the progression of breast cancers in cases in which the HER-2 receptor is over-expressed. Therefore, Herceptin has been marketed along with a test for HER-2 expression to guide its usage. There are multiple drugs currently in phase I, II and III clinical trials for indications in breast, lung, colorectal and prostate cancer and we believe that some of these may go through clinical trials with tests using clinical surrogate markers to assess the likely therapeutic response in particular patients.

THE ACLARA SOLUTION

The eTag Assay System provides a solution to a number of challenges facing pharmaceutical companies in drug discovery and development.

As a research tool, eTag assays provide a universal platform for the simultaneous analysis of tens to hundreds of genes and proteins in simple, easy to use, solution-phase assays from the same sample. This capability facilitates simplified and more efficient screens to prioritize drug targets and to conduct ADME/Tox studies to eliminate from the drug development pipeline early in the process those drug candidates that are likely to have toxic effects.

In clinical trials, eTag assays provide a method of selecting those patients for inclusion in clinical trials of targeted pharmaceutical therapies that may be highly efficacious in selected patient populations while only minimally effective in the general patient population. The ability of eTag assays to analyze in a quantitative way many genes and proteins, cell signaling and pathway activation, protein-protein interactions, and/or receptor complex formation from a small quantity of a single biological sample may allow the identification of biological parameters that can be used as biomarkers that can be predictive of therapeutic effectiveness.

OUR STRATEGY

Our objective is to be a leading provider of enabling biology assays for drug discovery and development. Our primary focus initially is on developing assays for the identification of clinical biomarkers that may be predictive in clinical trials of responsiveness in a patient to a particular cancer therapy. Subsequently, we anticipate commercializing eTag assays not just for pharmaceutical development but also for diagnostic products and/or services based on these assays and approved pharmaceutical products. We also intend to promote our eTag assay system as a broad based platform for drug discovery and development.

Key elements of our strategy include:

•	Focusing our initial commercial efforts on the largest pharmaceutical and biotechnology companies. Initially we are targeting pharmaceutical and biotechnology companies that have significant pharmaceutical development efforts and a commitment to a targeted therapy approach.

•	Developing a franchise in oncology clinical development. We are actively pursuing strategic relationships in the area of oncology to develop high-value eTag oncology assays for clinical applications. We will develop unique assays that focus on cell receptor complexes, pathway activation and cell signaling that can be later commercialized by us for diagnostic use.

•	Enhance the academic and clinical credibility of our eTag technology. We have established a Scientific Advisory Board comprising internationally renowned leading experts in oncology clinical development and we intend to further enhance our academic credibility with additional academic collaborations and publications. We also intend to conduct clinical trials to validate the benefit of our eTag assays for identification of clinical biomarkers both in collaboration with customers and independently.

•	Leveraging the substantial existing installed base of instrumentation. Our eTag assays easily run on and are compatible with the substantial installed base of existing capillary electrophoresis instruments.

•	Promoting our eTag platform as a research tool for drug discovery and development. Our eTag assays can improve the efficiency of ADME/Tox and drug screening analyses through multiplexed gene and protein analysis on a common technology platform.

•	Enhancing our intellectual property base. We have developed a significant portfolio of patents and patent applications. We intend to continue to develop our intellectual property.

SALES AND MARKETING

We commercialize our eTag Assay System in two ways. First, we make eTag assays available to customers for gene expression profiling and protein expression analysis though the purchase of eTag reagent kits, software, custom assay services, and consulting support. Customers that have entered into supply agreements for the purchase of such assays and services include Proctor & Gamble Pharmaceuticals, GlaxoSmithKline, Pfizer, Vertex Pharmaceuticals and Lawrence Livermore National Laboratory.

Secondly, we offer collaborative arrangements under which pharmaceutical and biotechnology customers can access our development expertise to provide customized eTag assays and services for use in clinical development programs. These assays can be used as an aide in patient selection in clinical trials of targeted pharmaceutical therapies that may be highly efficacious in selected patient populations while only minimally effective in the general patient population. We expect that the structure of such collaborations may include a combination of upfront fees, milestone payments and funding for assay development services. Ultimately, we believe that such collaborations may include the development of assays to be used for stratification of patients in FDA approved clinical trials. Two companies, Genentech, Inc. and another large biotechnology company have entered into collaboration agreements to evaluate the use of eTag assays in such applications. In July 2002, we entered into a collaboration agreement with Genentech, Inc. for the evaluation of eTag assays in identifying certain receptor binding and signaling events. This agreement was extended in April 2003 to include more extensive evaluation. A milestone payment was received during the fourth quarter of 2003 related to this agreement and additional work is currently underway related to an additional phase of this collaboration.

We depend upon a limited number of customers for a substantial portion of our revenues, the loss of any one or more of which would have a material adverse effect on our business, results of operations and financial condition. In 2003, two customers each accounted over 10% of our total revenues. These were Genetech, Inc. 56% and Lawrence Livermore National Laboratory (17%).

We expect that upon regulatory approval of targeted pharmaceuticals that the eTag assays that have utility as an aide in the clinical trials for those pharmaceuticals may subsequently have applicability as diagnostic tools for the approved drugs and we expect to pursue this diagnostic commercial opportunity.

We market the eTag Assay System through our own business development organization to leading pharmaceutical and biotechnology companies. We currently have five employees engaged directly in business development, sales and marketing activities, along with active support in key accounts from technical personnel and from executive management.

OUR TECHNOLOGY PLATFORM AND PRODUCTS

We believe that the eTag Assay System represents a universal platform with superior performance and cost. We have developed over 500 different fluorescent reporter molecules that can be easily incorporated into nucleic acid or protein probes using standard labeling methods. Special cleavage agents are used to specifically release the fluorescent reporter molecules upon binding of the probe to its target. These reporter molecules are small, biologically compatible, organic molecules that differ incrementally in their charge-to-mass ratios—and thus have a specific peak address in a capillary electrophoresis based separation. Only released eTag molecules are detected, providing a precise quantitative result. Our assay platform has the following capabilities:

•	Multiplexed analysis: Our assays can study 10’s to 100’s of analytes in parallel.

•	Ability to study genes, proteins and protein complexes as well as the related biological pathways: Our assays provide the unique ability to perform assays using a single platform and the same sample to study genes, proteins, protein-protein interactions, including protein complexes that are not readily discernible with other methods

•	Ability to work directly on a wide range of sample types: eTag assays are very flexible and can work directly from cell lysates of cultured or primary cells, as well as fresh, frozen and formalin-fixed paraffin-embedded clinically-derived tissue samples with no sample purification and wash steps.

•	Smaller quantity of biological sample: Sensitive multiplex assays analyze many targets from the same sample consuming fewer samples per target analyte. Where samples consist of scarce and valuable clinical tissue the ability to work with very small quantities of sample material is very important.

•	Superior sensitivity and precision: Reliable detection of small fold changes or activation levels can be obtained across large dynamic range.

•	Easy and efficient to use: Our eTag assays permit simple assay workflow directly from cells, cell lysates or tissue samples. Multiplex analyses with homogenous, solution-phase formats are easily automated and scalable to high throughput. Simple workflow of just two to three steps means less time and less cost. Simple sample preparation that is common in other approaches is not required.

•	Internal biological and assay controls for normalization are present in each and every assay, leading to highly accurate and reproducible identification and quantification of analytes in a panel.

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

Amersham—In March 2003, we entered into a Joint Marketing and Services Agreement with Amersham Biosciences, Inc Under this non-exclusive agreement, Amersham will sell and support the MegaBACE™, its automated high-throughput DNA analysis system, for use with our eTag Assay System. Amersham is a leader in the marketing of capillary electrophoresis instrumentation to the life sciences research market and has a worldwide installed base of over a thousand systems. Amersham markets and provides support for the instrumentation, and we market and provide support for the eTag Assay System.

Applied Biosystems—We had entered into collaboration agreements with Applied Biosystems for the purpose of co-developing systems, which would use our microfluidic devices (known as “Labcards”) in genetic analysis and pharmaceutical drug screening. Agreements related to these two separate fields were executed in April 1998 and March 1999, respectively. Under these agreements, systems were to be jointly developed and ABI was awarded exclusive marketing rights for Labcard products for these systems. During 2001, we agreed with ABI to amend the agreement related to pharmaceutical drug screening to make it nonexclusive and to change the related trilateral agreement between ABI, Johnson & Johnson and ourselves to a bilateral agreement between Johnson & Johnson and us. In March 2002, the agreement related to genetic analysis was amended to render it nonexclusive. Under both of these amended agreements, if ABI wishes to develop a Labcard product, we will have the right to negotiate to jointly develop and supply the Labcard product. ABI would obtain nonexclusive rights under certain of our patents if no agreement is reached on jointly developing the Labcard product, and we will receive royalties on product sales. We currently have no ongoing development programs under these agreements.

Third Wave Technologies—In October 2002, we entered into License and Supply Agreements with Third Wave Technologies, Inc. under which we were granted a license to certain of Third Wave’s intellectual property. Under these agreements, we have rights to incorporate Third Wave’s Invader technology and Cleavase enzyme with our eTag technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In addition to licensing the Invader technology platform to us, Third Wave will supply Cleavase enzyme to us for incorporation into eTag-Invader gene expression assays. Under these agreements we paid a license fee to Third Wave, purchased an initial quantity of Cleavase enzyme and will make royalty payments to Third Wave. For 2003, 2004 and 2005, as we initiate our eTag commercialization efforts, these royalty payments are fixed in amount. These License and Supply Agreements superceded a previous Joint Development and Marketing Agreement, signed in October 2001, between Third Wave and us.

RESEARCH AND DEVELOPMENT

Since the end of 2002 all of our research and development programs have been directed at continuing the development of the eTag Assay System and at broadening the applications for which it can be used. In particular, we have developed eTag assay technology that has the potential, through detection of unique biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups and thereby to facilitate the development of therapeutic products targeted on specific patient populations by providing clinical diagnostic assays. These assays are initially targeted at support of clinical trials but could eventually lead to diagnostic services and/or kits as clinical candidates enter the market. More generally, the technology has application in gene expression profiling and protein expression analysis as a research tool. Through 2001 we had focused primarily on developing our microfluidic and nanofluidic technologies related to “lab-on-a-chip” products and we have developed a substantial base of intellectual property in this field. During 2002 we refocused our research and development activities around our unique eTag assay system. Research and development expense for the years ended December 31, 2003, 2002 and 2001 was $15.6 million, $23.6 million and $23.5 million, respectively. At December 31, 2003, we had 44 employees engaged directly in research and development activities.

SCIENTIFIC ADVISORY BOARD

We have established a Scientific Advisory Board to provide scientific expertise in the development of applications for eTag assays. The members of the Scientific Advisory Board, which is not a committee of or related to our Board of Directors, are:

David B. Agus, M.D.—Dr. Agus is Research Director at the Louis Warschaw Prostate Cancer Center at Cedars-Sinai Medical Center and Assistant Professor of Medicine at UCLA. Dr. Agus’s research focuses on the biology of cancer and the development of new treatments for prostate cancer.

Carlos L. Arteaga, M.D.—Dr. Arteaga is Professor of Medicine and Cancer Biology and Director of the Breast Cancer Research Program of the Vanderbilt-Ingram Cancer Center at Vanderbilt University School of Medicine. Professor Arteaga’s research focuses on the role of growth factor receptors, such as the EGF receptor, erb-B2 and TGF-beta receptors in the progression of breast cancer, as well as the development of anti-cancer molecular therapeutics.

PJ Utz, M.D.—Dr. Utz is an Assistant Professor and directs a research laboratory in the Division of Rheumatology and Immunology at the Center for Clinical Immunology at the Stanford University School of Medicine. Dr. Utz’s research is focused on autoimmune diseases such as systemic lupus erythematosus and rheumatoid arthritis.

John Weinstein, M.D., Ph.D. — Dr. Weinstein is Principal Investigator at the Laboratory of Molecular Pharmacology within the National Cancer Institute’s Center for Cancer Research. Dr. Weinstein’s research focus is the molecular pharmacology of cancer cells utilizing techniques such as gene expression profiling and bioinformatics, and the identification and characterization of new agents for the treatment of cancer.

Owen N. Witte, M.D.—Dr. Witte is Professor of Microbiology, Immunology and Molecular Genetics at UCLA. Professor Witte is also an Investigator of the Howard Hughes Medical Institute. Professor Witte’s research focuses on the interrelated problems of cell growth regulation and differentiation and the understanding of the function of oncogenes found in human leukemias and epithelial cancers, as well as immune disorders and inflammation.

COMPETITION

We are aware that other companies are developing and applying a variety of technologies to the applications in life science research and clinical development at which our eTag assays are targeted. A number of established companies, such as Affymetrix, Inc., Applied Biosystems (a member of Applera Corporation), Amersham Biosciences Corp., and BD Biosciences provide technology and products to the research markets. In addition there are many other public and private companies developing alternative technologies and products for these markets. We believe that the principal competitive factors in our markets are product capability, supplier credibility and reputation, customer service, cost effectiveness of the technology and the sales and marketing strength of the supplier.

The markets for life science research and diagnostic products are highly competitive. Many of our potential competitors in these markets have substantially greater financial, technical and human resources than we do. We cannot assure you that they will not succeed in developing technologies and products that would render our technologies and products obsolete and noncompetitive. We also cannot assure you that we will be able to compete effectively with these competitors’ greater marketing presence and financial strength.

INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies, and on related inventions that will help ensure our access to desired markets. As of March 2004, we owned or had licensed over 285 patents or patent applications. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Consistent with our business plans, we have focused since 2002 on building our patent estate in eTag technology and its applications while consolidating and maintaining our patent estate in microfluidics technology. Our patents and patent applications relate to the following essential areas:

•	Biomarkers enabled by eTag technology, including the use of selected intracellular protein-protein complexes and cell surface receptor dimers to indicate disease status, particularly in the cancer field,

•	eTag technology, including compositions, methods and applications in gene expression and proteomics, particularly as the latter relates to cell-based assays for measurement of receptor dimerization, analysis of signal transduction pathways, and analysis of receptor-ligand binding for receptor and ligand deorphanization and drug screening; and

•	Microfluidic and nanofluidic instruments and devices, their fabrication and their applications, particularly as they relate to high-throughput screening or diagnostic applications of eTag technology.

Our issued patents have expiration dates from 2010 to 2021.

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

Our practice is to require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions related to our business conceived by the individual while employed by us will be our exclusive property.

MANUFACTURING

We have developed in-house capabilities for the limited manufacture of eTag Assay Kits and components of those kits.

The nature of our assays necessitates access to specialized chemicals, reagents and raw materials. There are only a limited number of vendors who supply certain of these materials and in certain cases, there is only a single source of supply. We have a contractual arrangement with Third Wave for supply of Cleavase enzyme that is a critical component of our assays for gene expression applications and this enzyme is proprietary to Third Wave. We have entered into two supply agreements for the supply of antibodies for use in our protein applications and will have to both maintain these relationships and enter into additional supply agreements for such antibodies and other reagents. Certain of these suppliers will be the sole source of supply for the materials supplied.

While certain manufacturing processes will be performed internally by us, we intend to develop relationships with third party suppliers and manufacturers for commercial scale production of certain components and kits.

We also provide our eTag Informer software to customers to enable them to perform analyses of the data obtained from our eTag assays. In complex multiplexed assays, software to analyze the results and maintain the related database is an important element of our overall solution.

EMPLOYEES

As of December 31, 2003 we had 62 employees, of whom 44 are in research and development and 18 are in business development, marketing and administration. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2.    PROPERTIES

We lease approximately 44,000 square feet of laboratory and office space in Mountain View, California. Most of this space is currently devoted to research and development, marketing and administration. Our lease expires in July 2009. Currently we use approximately one-half of our leased facility.

Management believes that our facility is suitable and has capacity adequate for our current needs and our future needs as currently contemplated.

ITEM 3.    LEGAL PROCEEDINGS

Information with respect to litigation settlements is incorporated by reference to note 9 in the Notes to Financial Statements.

Information with respect to ongoing litigation matters is incorporated by reference to note 10 in the Notes to Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on The Nasdaq Stock Market under the symbol “ACLA”. The following table sets forth for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.

	Three Month Period Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
High	$2.49	$4.46	$4.35	$4.56
Low	$1.98	$1.98	$3.31	$3.14

	Three Month Period Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
High	$5.07	$3.34	$2.00	$2.40
Low	$3.26	$1.80	$1.40	$1.39

As of February 15, 2004, there were approximately 165 holders of record of 36,014,281, shares of outstanding Common Stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2003, we had four equity compensation plans. These plans are the 1995 Stock Option Plan, the ACLARA BioSciences, Inc. 1997 Stock Plan and the ACLARA BioSciences, Inc. Employee Stock Purchase Plan, all of which have been approved by our stockholders and a Non-statutory Stock Option Agreement (“NQ03 Plan”), which was adopted by the Board of Directors on March 15, 2003. The following table summarizes our equity compensation plans as of December 31, 2003:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,382,263	$3.20	2,293,716
Equity compensation plans not approved by security holders	507,738	2.02	—

Total	3,890,001	$2.98	2,293,716

ITEM 6.	SELECTED FINANCIAL DATA

The statements of operations data for each of the years ended December 31, 2003, 2002 and 2001, and the balance sheet data as of December 31, 2003 and 2002, have been derived from our audited financial statements included elsewhere in this report. The statements of operations data for each of the years ended December 31, 2000 and 1999, and the balance sheet data as of December 31, 2001, 2000 and 1999 has been derived from our audited financial statements not included in the report. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying Notes to the Financial Statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues	$1,513	$2,520	$3,245	$3,468	$2,936

Costs and operating expenses:
Research and development	15,642	23,575	23,545	20,957	7,002
Selling, general and administrative	7,418	12,471	10,754	16,369	4,251
Restructuring expense	—	3,327	—	—	—
Litigation settlements	—	3,953	5,797	34,250	—

Total costs and operating expenses	23,060	43,326	40,096	71,576	11,253

Loss from operations	(21,547)	(40,806)	(36,851)	(68,108)	(8,317)
Interest income, net	1,589	3,559	7,811	10,002	160

Net loss before extraordinary loss	(19,958)	(37,247)	(29,040)	(58,106)	(8,157)
Extraordinary loss on early retirement of debt	—	—	—	(1,103)	—

Net loss	$(19,958)	$(37,247)	$(29,040)	$(59,209)	$(8,157)

Dividends related to beneficial conversion feature of preferred stock	—	—	—	—	(5,000)
Accretion to redemption value and accrued dividends on mandatorily redeemable convertible preferred stock	—	—	—	—	(5,288)

Net loss attributable to common stockholders	$(19,958)	$(37,247)	$(29,040)	$(59,209)	$(18,445)

Net loss per common share, before extraordinary loss, basic and diluted	$(0.56)	$(1.04)	$(0.82)	$(2.16)	$(11.85)
Extraordinary loss per common share, basic and diluted	—	—	—	(0.04)	—

Net loss per common share, basic and diluted	$(0.56)	$(1.04)	$(0.82)	$(2.20)	$(11.85)

Shares used in computing net loss per common share, basic and diluted	35,632	35,885	35,257	26,944	1,556

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, short-term and long-term investments	$88,396	$72,460	$137,451	$192,612	$13,729
Restricted cash	—	34,125	34,625	1,750	625
Working capital	88,716	84,768	81,192	190,619	12,056
Total assets	99,006	118,918	183,182	203,008	20,574
Capital lease obligations, net of current portion	—	95	—	—	284
Loans payable, net of current portion	382	542	507	562	3,087
Mandatory redeemable convertible preferred stock	—	—	—	—	35,973
Total stockholders’ equity (deficit)	95,094	114,086	150,467	164,555	(21,492)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-K.

OVERVIEW AND EXECUTIVE SUMMARY

We are a leading developer of assay systems, providing critical high-value information about the expression and interaction of genes and proteins within cells, for drug discovery and development and for life science research. In 2003, we exited the development stage.

Although we initially focused on the development of proprietary microfluidics technologies and products, we initiated a plan of restructuring in 2002 to streamline our operations, reduce costs associated with the microfluidics aspect of our business and increase our focus on our eTag assay technology. Our business is now focused on the further development and commercialization of our eTag assay technology and on the expansion of the applications for which it can be used. The eTag system is comprised of reagent kits, software and services that simplify and automate various aspects of drug development, preclinical testing and clinical assessment. We commercialize our eTag Assay System in two ways. First, we make certain eTag assays available to customers for gene expression profiling and protein expression analysis though the purchase of eTag reagent kits, software, custom assay services, and consulting support. Secondly, we offer collaborative arrangements under which pharmaceutical and biotechnology customers can access our development expertise to provide customized eTag assays and services for use in clinical development programs. These assays can be used as an aide in patient selection in clinical trials of targeted pharmaceutical therapies that may be highly efficacious in selected patient populations while only minimally effective in the general patient population.

Our total revenues were $1.5 million, $2.5 million and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Essentially all our revenues in 2003 have been generated from commercialization of our eTag assay system. In contrast, substantially all revenues in 2002 and 2001 were derived from collaborations and grants related to our discontinued microfluidics technologies. Our sources of potential revenue in 2004 and for the next several years are likely to be primarily from commercialization of our eTag assay system.

We have invested substantial amounts in establishing our assay system for drug development and life science research. Research and development expenses were $15.6 million, $23.6 million and $23.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Over 70% of our 62 employees at December 31, 2003 were engaged in research and development activities, all of which are related to our eTag assay technology.

We have incurred significant losses since our inception. As of December 31, 2003, our accumulated deficit was $163.0 million and total stockholders’ equity was $95.1 million. Operating expenses were $23.1 million, $43.3 million (including a $3.3 million charge related to restructuring and $4.0 million related to litigation settlement) and $40.1 million (including a $5.8 million charge related to settlements of litigation) for the years ended December 31, 2003, 2002 and 2001, respectively. We expect to incur additional operating losses over at least the next year as we continue to invest heavily in research and development activities and continue to commercialize our eTag products.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Revenue

	Year Ended December 31,			Decrease from 2002 to 2003	Decrease from 2001 to 2002
	2003	2002	2001
	(in thousands)
Collaborations and grants	$1,513	$2,520	$3,245	$(1,007)	$(725)

Total	$1,513	$2,520	$3,245	$(1,007)	$(725)

Revenue.    Total revenues for the years ended December 31, 2003, 2002 and 2001 were $1.5 million, $2.5 million and $3.2 million, respectively. Revenue in 2003 was primarily derived from commercialization of our eTag assay system. Revenue in 2002 and 2001 was primarily derived from research and development collaborations, government grants and commercial agreements related to our discontinued microfluidics programs. During 2002, we discontinued all of our programs and products based on our proprietary microfluidics technologies. Accordingly these activities did not generate any material revenue in 2003 and our eTag assay technologies, from which we did not derive any material revenue in 2002 and 2001, were the source of essentially all of our revenues in 2003. While total revenue declined from 2002 to 2003, commercial revenue from eTag assays grew from an insignificant base in 2002 to $1.5 million in 2003. We expect that our potential revenue in 2004 and for the next several years will be derived from further progress in commercialization of our eTag assay system.

Operating Expenses

	Year Ended December 31,			Increase (Decrease) from 2002 to 2003	Increase (Decrease) from 2001 to 2002
	2003	2002	2001
	(in thousands)
Research & Development	$15,642	$23,575	$23,545	$(7,933)	$30
Sales, General & Administrative	7,418	12,471	10,754	(5,053)	1,717
Litigation Settlement	—	3,953	5,797	(3,953)	(1,844)
Restructuring	—	3,327	—	(3,327)	3,327

Total	$23,060	$43,326	$40,096	$(20,266)	$3,230

Research and Development.    Research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $15.6 million, $23.6 million and $23.5 million, respectively. The decrease of $7.9 million in 2003 was primarily due to the impact of our restructuring plan initiated in the third quarter of 2002 and described below. With the substantial reduction in the number of our employees engaged in research and development efforts and the elimination of our microfluidics related programs, our personnel related costs declined from 2002 to 2003 by approximately $5.2 million and project material and outside services costs were reduced by approximately $1.6 million. In addition, amortization of deferred compensation attributable to our research and development personnel declined by approximately $400,000. As of December 31, 2003 such deferred compensation has been fully amortized.

Expenses were essentially unchanged in total from 2001 to 2002. Increased expense in 2002 related to the first of two $2.5 million minimum royalty payments under a litigation settlement was offset by a decrease of $1.6 million in personnel and project expenses and a $1.2 million decrease in stock based compensation expense attributable to our research and development personnel. The reduction in personnel and project materials and outside services reflects the impact of the restructuring plan initiated during 2002. We expect to continue to devote substantial resources to research and development. Essentially all of our research and development expenditures are now focused on developing the eTag Assay System and on expanding the applications for which it can be used.

Selling, General and Administrative.    Selling, general and administrative expenses for the years ended 2003, 2002 and 2001 were $7.4 million, $12.5 million and $10.8 million, respectively. The decrease of $5.1 million in 2003 was primarily due to personnel and related expenses which declined by approximately $1.5 million due to the reduction in the number of our employees engaged in selling, general and administrative activities and to the restructuring plan initiated in the third quarter of 2002 and to reduced litigation related expenses and patent and general legal expenses of approximately $2.9 million. The increase of $1.7 million from 2001 to 2002 was primarily due to increased personnel expenses related to an increase in marketing and business development staffing and activity. We expect that our selling, general and administrative expenses will continue to be substantial as we commercialize our products, and as a result of the administrative infrastructure required to support our operations.

Litigation Settlements.    As part of a litigation settlement with Caliper Technologies Corporation (“Caliper”), 900,000 shares of ACLARA common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. We initially valued the put obligation associated with these shares at $20.8 million. Based on the change in our stock price and in accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation was subsequently revalued on a quarterly basis and at December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, the put obligation had a value of $27.2 million, $28.7 million, $30.5 million, and $30.9 respectively. As a result of these revaluations, revaluation expenses of $4.0 million and $6.4 million were recorded in the accompanying Statements of Operations for the years ended December 31, 2002 and 2001, respectively. The revaluation of the put obligation used a Black-Scholes pricing model with changes in valuation being recorded in the Statements of Operations. (See Note 9 in the accompanying Notes to Financial Statements.)

In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount, approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. As the settlement was finally discharged in the fourth quarter of 2002, no revaluation charges have been necessary during 2003.

Restructuring.    During the third quarter of 2002, we initiated a restructuring plan to streamline our operations, reduce costs, discontinue the microfluidics aspect of our business and increase our focus on our eTag assay technology. Accordingly, we recognized a restructuring charge of $3.3 million during the third quarter of 2002, including $0.8 million of severance and related costs related to the termination of over 50 employees. This reduction was phased in over the second half of 2002 and primarily affected the microfluidics area of our business, where essentially all of our active programs were eliminated. Termination benefits related to severance packages, out-placement services and other associated costs are included in restructuring expense on the statement of operations and there was no remaining balance at December 31, 2003. We also wrote off approximately $2.5 million of fixed assets that are not expected to be used prospectively.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Severance and Benefits	Fixed Assets	Other Charge	Total
Restructuring provision:
Severance and benefits	$753	—	—	$753
Property and equipment write off	—	2,467	—	2,467
Other charges	—	—	107	107

Total	$753	$2,467	$107	$3,327
Non-cash charges	—	(2,467)	—	(2,467)
Cash paid	(280)	—	(79)	(359)

Reserve balance at December 31, 2002	$473	—	$28	$501
Cash paid	(473)	—	(28)	(501)

Reserve balance at December 31, 2003	$—	$—	$—	$—

Interest Income, Net.    Interest income, net represents income earned on our cash and cash equivalents, short-term investments, long-term investments and restricted cash, net of interest paid on capital leases and equipment loans. Net interest income was $1.6 million, $3.6 million and $7.8 million in 2003, 2002 and 2001, respectively. The decrease in net interest income from 2002 to 2003 and 2001 to 2002 was primarily due to lower average balances in cash, cash equivalents, short-term and long-term investments and lower market interest rates.

Income Taxes.    We incurred net operating losses in 2003, 2002 and 2001 and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $149 million and California net operating loss carryforwards of approximately $81 million. We also had federal research and development tax credit carryforwards of approximately $2.7 million and California research and development tax credit carryforwards of approximately $3.4 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2005 through 2010. Utilization of net operating losses and credits may be subject to substantial annual limitations due to change of ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of December 31, 2003, we had total cash resources of $88.4 million, comprising $26.4 million in cash and cash equivalents and $62.0 million in marketable investments.

Our operating activities used cash of $17.4 million, $61.6 million and $20.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities. Included in 2003 was a $2.5 million minimum royalty payment related to a litigation settlement. Included in 2002 was $31.2 million related to the payment of a previous litigation settlement, $2.5 million minimum royalties related to the same litigation settlement and $2.8 million of inventory purchases.

Our investing activities generated $5.4 million and $69.1 million for the years ended December 31, 2003 and 2002, respectively. We used $58.6 million of cash for the year ended December 31, 2001. As part of our investing activities, cash outflows for additions of property and equipment were $0.7 million, $2.3 million and $4.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2002 we purchased a license for $1.5 million from Third Wave.

Financing activities provided cash of approximately $434,000 for the year ended December 31, 2003 and used cash of approximately $416,000 and provided cash of approximately $633,000 for the years ended December 31, 2002 and 2001, respectively. These amounts represent the net proceeds that we received from the issuance of common stock and proceeds from stockholders notes receivable being offset by repayments of equipment financing loans and capital leases and a repurchase of stock. In October 2002, we repurchased, for $1.4 million, 900,000 shares of common stock previously issued to Caliper in relation to a litigation settlement.

We believe that our current cash and cash equivalents and marketable investment balances and funding that may be received from customers and will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next year. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next year. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

CONTRACTUAL OBLIGATIONS

The following table summarizes purchase commitments and minimum rentals due for our facility and other leased assets under long-term, non-cancelable operating leases as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$98	$98	$—	$—	$	`—
Operating Lease Obligations	7,182	1,208	2,544	2,725		705
Loan Payable	563	101	202	202		58

Total	$7,843	$1,407	$2,746	$2,927		$763

A loan agreement with the landlord of our Mountain View facility allowed us to borrow approximately $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principle balance of this loan at December 31, 2003 was approximately $447,000 of which approximately $65,000 is due and payable during 2004. The note matures on July 1, 2009.

In March 1999, we entered into a ten year operating lease agreement for our Mountain View facility.

CRITICAL ACCOUNTING POLICIES

We regularly review our selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. On an ongoing basis, we evaluate our estimates, which are based on historical experience and market and other conditions and on assumptions that we believe to be reasonable. Actual results may differ from these estimates due to actual market and other conditions, and assumptions being significantly different than was anticipated at the time of preparation of these estimates. Such differences may affect future financial results. We believe the following estimates reflect the application of our most critical accounting policies and require our most significant judgments.

Revenue Recognition.    We recognize non-refundable milestone payments received related to substantive at-risk milestones when our performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Any amounts received in advance of performance, or with ongoing obligations still present, are deferred until performance has been completed and such obligations have been met. Product revenue is recognized when title and risk of ownership has transferred, remaining obligations are insignificant and collection of any remaining related account receivable is reasonably assured. We did not offer warranties on our products sold through December 31, 2003. We recognize revenue from government grants in the period in which research and development costs are incurred.

ACLARA may enter into revenue arrangements that include multiple deliverables such as collaboration agreements combined with product sales. Such arrangements are divided into separate units of accounting and accounted for separately when the Company determines that the earnings process is complete with respect to delivered elements of the arrangements, including when the fair value of the various elements can be determined.

Litigation Settlements.    As part of the litigation settlement with Caliper, 900,000 shares of our common stock were issued in March 2001 with a guaranteed liquidation price of $36.11 per share if Caliper sold the shares after August 21, 2002 but before February 21, 2003. In accordance with, EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 96-13”) and its related interpretations, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), the put obligation associated with these shares was revalued on a quarterly basis until it was settled. We estimate the fair value of the put obligation using a Black-Scholes pricing model with changes in valuation being recorded in the Statement of Operations. The Black-Scholes pricing model requires certain estimates and assumptions, including estimated volatility of our common stock and estimated life of the put obligation. On October 15, 2002, we made a payment of $32.5 million to Caliper related to this settlement of litigation and put obligation.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Management considers such claims on a case-by-case basis. We accrue for loss contingencies if both of the following conditions are met:

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

Cash Equivalents and Marketable Investments.    We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of its short-term and long-term marketable investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. At December 31, 2003, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Investments are presented as current assets when management expects to use them within one year in current operations even though some have scheduled maturities of greater than one year. Management also assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

•	Length of the time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer; and

•	Our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inventory.    Our inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We review inventories periodically and reduce items considered to be slow moving or obsolete to estimated net realizable value through an appropriate reserve. No reserve was provided as of December 31, 2003, however if our estimates of the market value or demand of our inventory are more favorable than actual market conditions, we may be required to make inventory write-downs in the future. We had inventories with a carrying value of $2.8 million at December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, see Note 2 in the accompanying Notes to Financial Statements.

FACTORS AFFECTING OPERATING RESULTS

The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2003. Any of these risk factors could materially and adversely affect our business, results of operations, financial condition and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also impair our business, financial condition, results of operations and future growth prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year since inception, and we may never achieve profitability. Net losses for the years ended December 31, 2003, 2002 and 2001 were $20.0 million, $37.2 million and $29.0 million, respectively. As of December 31, 2003, we had an accumulated deficit of $163.0 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

To date, we have not generated any significant commercial revenue. Our ability to generate revenues from commercial sales or to achieve profitability is dependent on our ability, alone or with collaborative partners, to successfully design, develop, manufacture and commercialize our proprietary eTag Assay System in a timely manner and on adoption of our technological approach by customers. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next year. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS WILL SUFFER IF DEMAND FOR OUR eTag ASSAYS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

We derived nearly 100% of our revenues in 2003 from our eTag Assay System. Prior to 2003, our revenues were generated principally from collaborative research and development agreements, government grants and commercial collaborations related to our discontinued microfluidics activities. We expect the eTag Assay System to be the primary source of our revenues for the foreseeable future. As a result, we will continue to be subject to the risk of substantial decreases in revenues if demand for our eTag Assay System does not develop or declines. Even if we develop additional product offerings for commercial sale and clinical trial use, our future assay products may not be accepted by the research, diagnostic, medical and pharmaceutical marketplaces unless we are able to convince prospective customers that our products are more reliable and cost-effective than other means of the detection of the interaction of genes and proteins in clinical trials.

Our development of future assay products will be subject to a number of risks, most of which are not within our control, including:

•	unplanned delays or expenditures in product development;

•	our failure to achieve validation of our technology and products in clinical trials;

•	our failure to achieve acceptance of future diagnostic tests by the medical community, clinical testing laboratories and others;

•	our failure to receive any necessary regulatory approvals in a timely manner or at all;

•	the emergence of superior or competing products;

•	our inability to have our products manufactured and services delivered on a commercial scale; and

•	the failure of any future products to achieve broad market acceptance.

If we are unsuccessful in addressing these risks and uncertainties, we may never become profitable and our financial condition would suffer.

IF OUR ASSAY PRODUCTS AND SERVICES DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR ABILITY TO GENERATE SALES WOULD BE LIMITED AND OUR BUSINESS WOULD BE HARMED.

Demand for our products and services is substantially dependent upon widespread market acceptance of our assay system for applications in drug discovery and development. Our assay system represents a new technological approach, and our ability to sell this assay system will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay system will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our eTag Assay System, relative to competing technologies and products;

•	the extent and success of our efforts to market, sell and distribute our assay products;

•	the timing and willingness of potential collaborators to commercialize our eTag Assay System and other future assay product candidates;

•	general and industry-specific economic conditions, which may affect our customers’ research and development and clinical trial expenditures and the use of our eTag Assay Systems;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our eTag Assay System and other future assay product candidates; and

•	the development by the pharmaceutical industry of targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities

Further, failure of our initial assay products and services to be favorably received by the market could undermine our ability to successfully introduce subsequent assay products and services. If our assay products and services do not gain market acceptance, our losses would increase and we may be unable to remain in business.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	the willingness of our customers to enter into commercial agreements with us and the adoption of our technologies by customers;

•	the competitiveness of our products and services;

•	expiration or termination of contracts with collaborators, which may not be renewed or replaced;

•	final outcome of litigation to which we are currently a party or potential claims against us;

•	disagreements regarding intellectual property rights; and

•	general and industry-specific economic conditions, which may affect our customers’ clinical trial research and development expenditures and use of our products.

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

IF WE ARE UNABLE TO ACHIEVE VOLUME MANUFACTURING OF OUR PRODUCTS AND LARGE-SCALE DELIVERY OF OUR eTag SERVICES, OUR REVENUES WILL SUFFER AND OUR BUSINESS MAY NOT DEVELOP OR MAY DECLINE.

In late 2002, we launched commercial sales of our eTag Assay System, including the sale of eTag reagent kits, software, custom assay services, and consulting support and the establishment of collaborative agreements under which pharmaceutical and biotechnology customers can use our eTag assays in clinical development programs as an aide in patient selection in clinical trials of pharmaceutical therapies that are being targeted on selected patient populations. However, we have limited experience with developing, manufacturing, distributing or selling products and delivering services on a commercial basis.

To date, we have limited our manufacturing activities to low volume manufacturing of eTag assay products for testing purposes and for validation and small volume commercial use by our collaborative partners and potential customers. The nature of our assay products necessitates access to specialized chemicals, reagents and raw materials, such as antibodies used in conjunction with our eTag components. There are only a limited number of vendors who supply these materials and for some of these materials the suppliers are the sole source of supply. We cannot be certain that we will be able to successfully secure supply of all needed materials, nor can we be certain that these vendors will supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers to facilitate commercial scale production of eTag assay products, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms.

Additionally, we may not be able to adequately provide the desired level of services required under our commercial collaborations. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for large-scale delivery of our services. In addition, we have limited experience in developing and providing the software tools necessary to perform analyses of data derived from our eTag Assay System.

Even though we have designed products and delivered services on a limited volume and evaluation basis, we cannot assure you that we will be able to adapt the design or develop our organization or perfect the design of our eTag Assay System to allow for volume manufacturing and large-scale delivery of our services. If we are unable to successfully deliver and market our assay products on a significant scale, or other products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

WE DEPEND ON SINGLE OR LIMITED SOURCE SUPPLIES FOR SOME OF THE KEY COMPONENTS AND MATERIALS IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

We are dependent on Third Wave for our supply of the Cleavase enzyme that is a critical component of eTag assays for gene expression applications, which enzyme is proprietary to Third Wave. Failure of Third Wave to supply enzyme could seriously impair our business. Pursuant to the Supply Agreement with Third Wave, we purchased an initial quantity of Cleavase enzyme from Third Wave in 2002. This initial quantity of enzyme represents more than one year’s supply and we cannot assure you that we will fully utilize this inventory in a reasonable timeframe. This inventory of enzyme represents substantially all of the total inventory balance at December 31, 2003. In addition, we are subject to a limited source of antibodies for use in our protein applications. We cannot assure you that we will be able to obtain adequate amounts of these components and materials in a timely manner in the future and at commercially reasonable costs. We may experience difficulty identifying and obtaining alternative sources of supply and, even if we obtain alternative sources of supply, may experience delays evaluating, testing and integrating the alternative components and materials into our eTag Assay System. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components or materials from alternative sources at acceptable prices and within a reasonable amount of time, would impair our ability to deliver our products to our customers, obtain widespread market acceptance of our eTag Assay System and could adversely affect our operating results.

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP OUR SALES AND MARKETING CHANNELS, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES.

We do not have fully developed sales and distribution channels for our products. We currently have a small business development group that is focused on commercializing our eTag assays with pharmaceutical and biotechnology companies. We may not be able to develop significant revenues with this group and we may not be able to successfully build a sales and marketing organization to fully exploit the commercial opportunity for eTag assays.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR, AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR, A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE OR BE DELAYED DUE TO THE LOSS OF ONE OR MORE OF THESE CUSTOMERS.

Historically, we have had very few customers from which we have derived the majority of our revenue. If we were to lose any one or more of these customers or if there was a delay in the attainment of milestones in our collaborations, our revenue would decrease substantially. In 2003, two commercial customers accounted for 56% and 17% of our total revenues, respectively. Although we anticipate that future sales of our products will further expand our revenue base, we expect that we will continue to rely on a few customers for the majority of our revenues.

WE HAVE LIMITED EXPERIENCE DELIVERING FDA-APPROVED PRODUCTS AND SERVICES AND ARE SUBJECT TO THE REGULATORY AND CLINICAL PROBLEMS EXPERIENCED BY OUR CUSTOMERS, WHICH MAY ADVERSELY AFFECT OUR REVENUES AND OPERATING RESULTS.

Our customers are involved in the discovery and development of new drugs and associated pre-clinical and clinical trial testing of candidates for new drugs in which our customers may use our products. Clinical trials are long, expensive and uncertain processes. Our customers may encounter difficulties in their pre-clinical and clinical trials unrelated to our products, including failure to obtain FDA approvals or other regulatory difficulties, which may cause our customers, among other possible outcomes, to delay timing of their clinical trials, to change the methodology used to test their drugs under development or to discontinue their new drug development efforts entirely, any of which could materially and adversely affect our revenues and results of operations.

Our current eTag Assay System is not subject to oversight by nor does its sale require prior approval by the Food and Drug Administration (FDA). However, we may be subject to FDA and other regulation with regard to future diagnostic kits and services that we may develop. Under the Federal Food, Drug and Cosmetic Act and related regulations, the FDA regulates the design, development, manufacturing, labeling, sale, distribution and promotion of drugs, medical devices and diagnostics. Before a new drug, device or diagnostic product can be introduced in the market, the product must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law. In addition, the FDA imposes additional regulations on manufacturers of approved products. We have limited experience with obtaining FDA approvals and developing, manufacturing, distributing or selling products within FDA requirements. Any failure to obtain FDA and other requisite governmental approvals with regard to any future products that we may develop could have a material adverse affect on our business, results of operations and financial condition.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WOULD BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN THE MARKET. THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES.

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of approximately 285 issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD ALSO CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

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

WE FACE STRONG COMPETITION IN OUR MARKETS AND EXPECT THE LEVEL OF COMPETITION TO GROW IN THE FORESEEABLE FUTURE.

We compete with companies that design, manufacture and market analytical instruments, assays and reagents for drug discovery and development using alternate technologies for applications such as gene expression analysis and protein function analysis and other products and systems. In addition, a number of companies are developing new technologies for miniaturizing various laboratory procedures for the drug discovery and development markets targeted by us, using such methods as beads, hybridization chips and high-density microwell plates.

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

As we begin commercialization of our products, we will face exposure to product liability claims if our products fail to accurately diagnose or detect, cause injury or are otherwise cause damage. Any product liability claims arising in the future, regardless of their merit or eventual outcome, could increase our losses or exceed our assets. We cannot assure you that we will continue to be able to maintain our current product liability insurance coverage or obtain new insurance on acceptable terms with adequate coverage, or at reasonable costs. In addition, potential product liability claims may exceed the amount of our insurance or may be excluded from coverage under the terms of the policy. Any product liability claims against us, regardless of their merit or successfulness, could harm our reputation, adversely affect our business and cause our stock price to decline.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED OR GENERATE THE CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, WHICH COULD HURT OUR ABILITY TO COMPETE OR ACHIEVE PROFITABILITY.

It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the next 12 months. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs, capital requirements for product development and commercialization and payment of monetary damages in any on-going or future litigation. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our capital resources. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

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

Certain provisions of our certificate of incorporation and our bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. For example, we have a classified board of directors whose members serve staggered three-year terms and are removable only for cause. In addition, on March 16, 2001, we adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of our common stock. Each Right will entitle stockholders to buy one-one hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50 in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. If we are acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. These provisions may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of ACLARA. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger or combination with us. These factors could also limit the price that investors might be willing to pay for our common stock in the future.

IF WE FAIL TO MANAGE GROWTH EFFECTIVELY, OUR BUSINESS COULD BE DISRUPTED WHICH COULD HARM OUR OPERATING RESULTS.

Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management infrastructure, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth. If we are unable to expand on and implement improvements to our manufacturing and assay development process for our eTag assay system in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to manufacture sufficient products required to successfully commercialize our technology. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

WE USE HAZARDOUS CHEMICALS AND BIOLOGICAL MATERIALS IN OUR BUSINESS, AND ANY CLAIMS RELATING TO ANY ALLEGED IMPROPER HANDLING, STORAGE, USE OR DISPOSAL OF THESE MATERIALS COULD ADVERSELY HARM OUR BUSINESS.

Our research and development and manufacturing processes involve the use of hazardous materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use, or the use by third parties, of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development or production efforts.

IF OUR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

Our facilities could be subject to a catastrophic loss such as fire, flood or earthquake. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in the San Francisco Bay Area. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities. The insurance we maintain does not cover earthquake related losses and may not be adequate to cover other losses resulting from disasters or other business interruptions.

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

The following tables present the hypothetical changes in fair values in our cash, cash equivalents, short-term and long-term marketable investments held at December 31, 2003 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal plus accrued interest at December 31, 2003 (in thousands).

	Given an Interest Rate Decrease of X Basis Points				Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	0 BPS	50 BPS	100 BPS	150 BPS
Money Market	$17,856	$17,844	$17,831	$17,817	$17,779	$17,791	$17,804
Commercial Paper	$32,509	$32,327	$32,143	$31,957	$31,405	$31,588	$31,772
Bonds of US Government and its agencies	$38,712	$38,494	$38,275	$38,054	$37,397	$37,614	$37,833

	$89,077	$88,665	$88,249	$87,828	$86,581	$86,993	$87,409

The weighted average maturity of our marketable investments at December 31, 2003 was 427 days.

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Accountants, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management have evaluated, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer and Vice President of Finance, who is our principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of our 2003 fiscal year end.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Proxy Statement.

PART IV

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

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.6 to our Form S-1.)

3.3	Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

10.1*	Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2*	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3*	Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

10.5	Lease Agreement between ACLARA BioSciences, Inc. and The Pear venue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

10.6+	Collaboration Agreement between ACLARA BioSciences, Inc., and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.7+	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

Exhibit Number	Description

10.8+

Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and CLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

10.9+	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.10	ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.11	Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

10.12+

Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and CLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.13+

Cross-License Agreement between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2001.)

10.14

Common Stock Issuance Agreement between ACLARA BioSciences, Inc. and Caliper Technologies Corp., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.15+

Amended and Partially Restated Collaboration Agreement between ACLARA BioSciences, Inc. and PE Corporation (NY), executed as of March 22, 2002. (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.16

Second Side Agreement Between ACLARA BioSciences, Inc. and PE Corporation (NY), effective as of September 30, 2000. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.17

First Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., executed as of October 1, 2001. (Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.18+

Second Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.19+

Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.20+

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

10.22+

License Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.23+

Supply Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.24+

InvaderCreator Access Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.25+

Transition Manufacturing Plan Letter Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.26

InvaderCreator Access Letter Agreement between Third Wave Technologies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.27*

General Release and Separation Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.28*

Change in Control Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.29*

Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers except the chief executive officer. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.30*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated October 29, 2002. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.31*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated November 27, 2002. (Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.32*

Employment Letter Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.33*	Severance Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.34*

Employment Letter Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

Exhibit Number	Description

10.35*

Severance Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.36*

Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our non-employee directors. (Incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.37++	Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated July 17, 2002. (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.38++

Amendment No. 1 to Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated April 17, 2003. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.39*	NQ03 Stock Plan and options agreement thereunder.

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Accountants.

24.1	Powers of Attorney (see signature page to this report).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+       Confidential treatment has been granted as to portions of this exhibit.

++    Confidential treatment has been requested as to portions of this exhibit.

*       Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

On November 5, 2003, we filed a current report on Form 8-K regarding the announcement of results for our fiscal quarter ended September 30, 2003.

On January 28, 2004, we filed a current report on Form 8-K regarding the announcement of results for our fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

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

Name	Title	Date

/s/ THOMAS G. KLOPACK Thomas G. Klopack	Chief Executive Officer and Director (principal executive officer)	March 15, 2004

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 15, 2004

/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 15, 2004

/s/ JOHN D. MENDLEIN, PH.D., J.D. John D. Mendlein, Ph.D, J.D	Director	March 15, 2004

/s/ ANDRÉ F. MARION André F. Marion	Director	March 15, 2004

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 15, 2004

ACLARA BIOSCIENCES, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of ACLARA BioSciences, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of ACLARA BioSciences, Inc. at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 15, 2004

ACLARA BIOSCIENCES, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31 2003	December 31 2002
ASSETS
Current assets:
Cash and cash equivalents	$26,376	$38,006
Restricted cash	—	34,125
Marketable investments	62,020	12,842
Accounts receivable	272	469
Prepaid expenses and other current assets	345	422
Inventories	2,766	2,780

Total current assets	91,779	88,644
Marketable investments	—	21,612
Property and equipment, net	5,877	7,098
Other assets, net	1,350	1,564

Total assets	$99,006	$118,918

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$519	$689
Accrued payroll and related expenses	983	1,023
Accrued expenses and other current liabilities	850	1,357
Deferred revenue	550	104
Restructuring accrual	—	501
Current portion of loans payable	161	202

Total current liabilities	3,063	3,876
Loans payable, net of current portion	382	542
Deferred rent	467	414

Total liabilities	3,912	4,832
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 35,901,175 shares at December 31, 2003 and 35,391,018 shares at December 31, 2002	37	36
Treasury stock at cost (900,000 shares at December 31, 2003 and at December 31, 2002	(1,350)	(1,350)
Additional paid-in capital	259,379	258,798
Deferred stock-based compensation	—	(627)
Accumulated other comprehensive income	54	297
Accumulated deficit	(163,026)	(143,068)

Total stockholders’ equity	95,094	114,086

Total liabilities and stockholders’ equity	$99,006	$118,918

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31
	2003	2002	2001
Revenues	$1,513	$2,520	$3,245
Costs and operating expenses:
Research and development	15,642	23,575	23,545
Selling, general and administrative	7,418	12,471	10,754
Restructuring	—	3,327	—
Litigation settlements	—	3,953	5,797

Total costs and operating expenses	23,060	43,326	40,096

Loss from operations	(21,547)	(40,806)	(36,851)
Interest income	1,643	3,612	7,861
Interest expense	(54)	(53)	(50)

Net loss	$(19,958)	$(37,247)	$(29,040)

Net loss per common share, basic and diluted	$(0.56)	$(1.04)	$(0.82)

Weighted average shares used in net loss per common share calculation, basic and diluted	35,632	35,885	35,257

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Stockholders’ Notes Receivable	Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2000	34,548	$35	$—	$248,175	$(6,345)	$(542)	$13	$(76,781)	$164,555
Stock option exercises	312	—	—	205	—	—	—	—	205
Issuance of common stock in connection with litigation settlement	900	1	—	11,699	—	—	—	—	11,700
Issuance of common stock under employee stock purchase plan	111	—	—	476	—	—	—	—	476
Repayment of note receivable from stockholders	—	—	—	—	—	3	—	—	3
Interest on note receivable from stockholders	—	—	—	—	—	(32)	—	—	(32)
Deferred stock-based compensation	—	—	—	(1,228)	1,228	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,332	—	—	—	2,332
Change in unrealized gain on marketable investments	—	—	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	—	—	(29,040)	(29,040)

Balances, December 31, 2001	35,871	36	—	259,327	(2,785)	(571)	281	(105,821)	150,467
Stock option exercises	228	—	—	90	—	—	—	—	90
Issuance of common stock under employee stock purchase plan	195	—	—	367	—	—	—	—	367
Repayment of notes receivable from stockholders	—	—	—	—	—	596	—	—	596
Interest on notes receivable	—	—	—	—	—	(25)	—	—	(25)
Deferred stock-based compensation	—	—	—	(985)	985	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,173	—	—	—	1,173
Change in unrealized gain on marketable investments	—	—	—	—	—	—	16	—	16
Repurchase of common stock	(903)	—	(1,350)	(1)	—	—	—	—	(1,351)
Net loss	—	—	—	—	—	—	—	(37,247)	(37,247)

Balances, December 31, 2002	35,391	36	(1,350)	258,798	(627)	—	297	(143,068)	114,086
Stock option exercises	205	—	—	293	—	—	—	—	293
Issuance of common stock under employee stock purchase plan	165	1	—	295	—	—	—	—	296
Exercise of warrants	140	—	—	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	(7)	7	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	620	—	—	—	620
Change in unrealized gain on marketable investments	—	—	—	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	—	—	—	(19,958)	(19,958)

Balances, December 31, 2003	35,901	$37	$(1,350)	$259,379	$—	$—	$54	$(163,026)	$95,094

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,958)	$(37,247)	$(29,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,797	1,879	1,596
Amortization of discount on marketable investments	310	(299)	(770)
Amortization of deferred stock-based compensation	620	1,173	2,332
Loss on sale of fixed assets	4	45	—
Amortization of other assets	214	55	50
Non-cash restructuring charge	—	2,467	—
Interest income from notes receivable from stockholders	—	(25)	(32)
Revaluation of litigation settlement	—	3,953	6,397
Changes in assets and liabilities:
Accounts receivable	197	1,071	(477)
Prepaid expenses and other current assets	77	87	333
Inventories	14	(2,766)	—
Accounts payable	(170)	(285)	933
Accrued payroll and related expenses	(40)	(54)	268
Accrued expenses and other liabilities	(507)	(630)	(1,061)
Restructuring accrual	(501)	501	—
Litigation settlement	—	(31,150)	(1,250)
Deferred revenue	446	(492)	596
Deferred rent	53	92	130

Net cash used in operating activities	(17,444)	(61,625)	(19,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(723)	(2,318)	(3,973)
Sale of property and equipment	97	53	11
Change in restricted cash	34,125	500	(32,875)
Purchase of investments	(98,867)	(88,334)	(167,279)
Maturities of investments	70,748	160,676	145,562
Change in other assets	—	(1,500)	—

Net cash provided by (used in) investing activities	5,380	69,077	(58,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for leasehold obligations	(60)	(54)	—
Principal payments on capital lease obligations	(95)	(65)	—
Repayments of loans payable	—	—	(51)
Proceeds from notes receivable from stockholders	—	596	3
Proceeds from issuance of common stock	589	457	681
Repurchase of common stock	—	(1,350)	—

Net cash provided by (used in) financing activities	434	(416)	633

Net increase (decrease) in cash and cash equivalents	(11,630)	7,036	(77,916)
Cash and cash equivalents, beginning of year	38,006	30,970	108,886

Cash and cash equivalents, end of year	$26,376	$38,006	$30,970

The accompanying notes are an integral part of these financial statements.

ACLARA BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$54	$53	$50
Supplemental Disclosure of Significant Non-cash Investing and Financing Activities:
Additions to property and equipment acquired under capital lease obligation	$—	$296	$—
Issuance of common stock in connection with litigation settlement	$—	$—	$11,700

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

The Company exited the development stage during the year ended December 31, 2003.

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

Cash Equivalents, Short-Term and Long-Term Marketable Investments

ACLARA considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of its short-term and long-term marketable investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified ACLARA’s marketable investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Investments held for use in current operations are classified in current assets.

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

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

ACLARA’s receivables are primarily derived from commercial collaborations and government grants, and accordingly, there is no collateral required for these receivables.

At December 31, 2003, two commercial customers and one government grant accounted for 45%, 25% and 15% of accounts receivable, respectively. At December 31, 2002, one commercial collaborator and one government grant accounted for 13% and 65% of accounts receivable, respectively.

In 2003, two commercial customers accounted for 56% and 17% of ACLARA’s total revenues, respectively.

In 2002, two commercial customers accounted for 49% and 36% of ACLARA’s total revenues, respectively. In 2001, two government grants and two collaborative partners individually accounted for 33%, 15%, 25% and 17% of ACLARA’s total revenue, respectively.

Inventory

Inventories are stated at the lower-of cost-or-market, with cost determined on a first-in, first-out basis.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: three years for computer equipment and software, five years for machinery and equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the useful lives of the related assets or the remaining lease term. Maintenance and repairs expenditures are charged to operations as incurred.

Intangible Assets

Intangible assets are amortized using the straight-line method over their expected useful lives. Intangible assets at December 31, 2003 principally comprised a technology license. The license was purchased during the year ended December 31, 2002 at a cost of $1,500,000 and with an expected useful life of seven years from the date of purchase. Amortization expense during the years ended December 31, 2003 and 2002 was $214,000 and $36,000, respectively. The license had a net carrying amount of $1,250,000 and $1,464,000 at December 31, 2003 and 2002, respectively and was included within other assets, net.

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

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Research and Development Costs

Costs related to research, design and development of products, including costs incurred under grant and collaborative arrangements, are charged to research and development expense as incurred.

Revenue Recognition

ACLARA recognizes non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Any amounts received in advance of performance, or with ongoing obligations still present, are deferred until performance has been completed and such obligations have been met. Product revenue is recognized when title and risk of ownership has transferred, remaining obligations are insignificant and collection of any remaining related account receivable is reasonably assured. ACLARA did not offer warranties on its products sold through December 31, 2003. ACLARA recognizes revenue from government grants in the period in which research and development costs are incurred.

ACLARA may enter into revenue arrangements that include multiple deliverables such as collaboration agreements combined with product sales. Such arrangements are divided into separate units of accounting and accounted for separately when the Company determines that the earnings process is complete with respect to delivered elements of the arrangements, including when the fair value of the various elements can be determined.

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

Segments

ACLARA did not have any separately reportable business segments as of December 31, 2003.

Accounting for Stock-Based Compensation

ACLARA accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the stock option grant between the fair value of ACLARA’s stock and the exercise price of the stock option.

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders:
As reported	$(19,958)	$(37,247)	$(29,040)
Add: Stock-based compensation expense included in reported net loss	620	1,173	2,332
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,605)	(3,280)	(6,944)

Pro forma net loss	$(20,943)	$(39,354)	$(33,652)

Net loss per share:
Basic and diluted—as reported	$(0.56)	$(1.04)	$(0.82)

Basic and diluted—pro forma	$(0.59)	$(1.10)	$(0.95)

ACLARA accounts for equity instruments issued to non-employees based on the fair value of the equity instruments as they vest and are earned.

ACLARA has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each option grant to employees is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.26%	3.58%	3.41%
Expected life (in years)	5.0	5.0	5.0
Expected stock price volatility	100%	100%	100%

The expected life is based on the assumption that stock options on average are exercised one year after they are fully vested. The risk free interest rate was calculated in accordance with the grant date and expected life calculated. The expected stock price volatility is based upon the expected volatility of ACLARA’s stock over the life of the option.

The weighted average per share estimated fair value of employee stock options granted during 2003, 2002 and 2001 was $1.82, $1.83 and $4.29, respectively.

During 2000 and 1999, ACLARA issued stock options to certain employees under the Plans with exercise prices below the deemed fair value of ACLARA’s common stock at the date of grant. In accordance with the requirements of APB 25, ACLARA recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the deemed fair value of ACLARA’s common stock at the date of grant. This deferred stock-based compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using the straight line method.

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2003, 2002 and 2001, $620,000, $1.2 million and $2.3 million, respectively, of deferred stock-based compensation has been amortized and recognized as an expense in the accompanying statement of operations. For the years ended December 31, 2003 and, 2002, $7,000 and $1.0 million, respectively, of unamortized deferred stock-based compensation was reversed relating to the termination of certain ACLARA employees.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the years ended December 31, 2003, 2002 and 2001.

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

A reconciliation of shares used in the calculations is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Basic and diluted:
Net loss	$(19,958)	$(37,247)	$(29,040)

Weighted-average shares of common stock outstanding	35,632	35,921	35,506
Less: weighted-average shares subject to repurchase	—	(36)	(249)

Weighted-average shares of common stock used in basic and diluted net loss per share	35,632	35,885	35,257

The following outstanding options and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Years Ended December 31,
	2003	2002	2001
Options and warrants	3,890	3,119	3,335

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    CASH, CASH EQUIVALENTS AND MARKETABLE INVESTMENTS

The following is a summary of cash, cash equivalents and marketable investments which are classified as available-for-sale at December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Checking and Money Market funds	$18,385	$—	$—	$18,385
Bonds of US government and its agencies	38,000	54	—	38,054
Commercial Paper	31,957	—	—	31,957

	$88,342	$54	$—	$88,396

Reported as:
Cash and cash equivalents	$26,376	$—	$—	$26,376
Marketable investments	61,966	54	—	62,020

	$88,342	$54	$—	$88,396

Unrealized gains and losses are reported in other comprehensive income.

The following is a summary of cash, cash equivalents and short-term and long-term marketable investments that are classified as available-for-sale at December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and Money Market fund	$38,006	$—	$—	$38,006
Bonds of US government and its agencies	34,157	297	—	34,454

	$72,163	$297	$—	$72,460

Reported as:
Cash and cash equivalents	$38,006	$—	$—	$38,006
Short-term marketable investments	12,657	185	—	12,842
Long-term marketable investments	21,500	112	—	21,612

	$72,163	$297	$—	$72,460

At December 31, 2003, the Company’s marketable securities had the following maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$31,957	$31,957
From one year to three years	38,000	38,054

	$69,957	$70,011

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    RESTRICTED CASH

The Company has no restricted cash at December 31, 2003. Restricted cash at December 31, 2002 comprised $34.1 million held in escrow as part of our settlement of litigation with Caliper Technologies Corporation (“Caliper”). Pursuant to the Caliper settlement agreement, ACLARA provided a letter of credit to Caliper in the amount of $32.5 million as a guarantee of ACLARA’s performance. The banking institution that issued the letter of credit required ACLARA to maintain a balance of 105% of the letter of credit amount in a segregated account. This amount of $34.1 million was invested in short-term US government agency debt and money market funds. In October 2002, we paid Caliper $32.5 million related to this settlement. Of this amount approximately $1.4 million was for the repurchase at the then-current market price of the 900,000 shares previously issued to Caliper in the original settlement agreement. On February 15, 2003 the letter of credit was terminated and the restricted cash was released.

5.    INVENTORIES

Inventories at December 31, 2003 and 2002 consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$2,744	$2,750
Finished goods	22	30

	$2,766	$2,780

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Machinery and equipment	$3,057	$3,402
Furniture and fixtures	708	720
Computer equipment and software	941	1,239
Leasehold improvements	5,461	5,420

	10,167	10,781
Less: accumulated depreciation and amortization	(4,290)	(3,683)

	$5,877	$7,098

Depreciation and amortization expense during the years ended December 31, 2003, 2002, 2001, was $1.6 million, $1.8 million and $1.6 million, respectively. At December 31, 2003 and 2002, ACLARA has assets held under capital lease obligations in the amount of $296,000 and accumulated amortization of $139,000 and $41,000, respectively.

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2003	2002
Goods and services	$538	$735
Professional services	312	622

	$850	$1,357

8.    RESTRUCTURING

During the third quarter of 2002 ACLARA approved and initiated a restructuring plan that reduced costs associated with the microfluidics aspect of its business so it could increase the focus on our eTag assay chemistry. Accordingly, ACLARA recognized a restructuring charge of $3.3 million during the third quarter of 2002. The charge included $0.8 million of severance and benefits related to the involuntary termination of approximately 50 employees. The terminated employees were primarily in research and development associated with microfluidics. Termination benefits related to severance packages, out-placement services and other associated costs were included in restructuring expense on the statement of operations in 2002 and there was no remaining accrual balance at December 31, 2003. ACLARA also wrote off approximately $2.5 million of fixed assets that were not expected to be used prospectively.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Severance and Benefit	Fixed Assets	Other Charge	Total
Restructuring provisions:
Severance and benefits	$753	$—	$—	$753
Property and equipment write off	—	2,467	—	2,467
Other charges	—	—	107	107

Total	753	2,467	107	3,327
Non-cash charges	—	(2,467)	—	(2,467)
Cash paid	(280)	—	(79)	(359)

Reserve balance at December 31, 2002	473	—	28	501
Cash paid	(473)	—	(28)	(501)

Reserve balance at December 31, 2003	$—	$—	$—	$—

9.    LITIGATION SETTLEMENTS

On June 15, 2001, ACLARA filed suit against its former General Counsel, Bertram Rowland (“Rowland”), in the Superior Court of California, San Mateo County. ACLARA’s action, which arose from Rowland’s alleged dual representation of ACLARA and Caliper Technologies Corp., asserted various causes of action, including breach of fiduciary duty, professional malpractice, and concealment, and sought damages, as well as rescission of Rowland’s employment agreement, stock option agreement and indemnity agreement. These agreements related to Rowland’s now terminated status as General Counsel of ACLARA. Rowland had answered the Complaint, denied all claims and asserted various affirmative defenses. On or about October 2, 2001, Rowland filed a Cross-Complaint against ACLARA and Joseph Limber, the Company’s former President and Chief Executive Officer.

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

10.    COMMITMENTS AND CONTINGENCIES

Operating Lease

In March 1999, ACLARA entered into a ten-year operating lease for office space. Lease payments for the years ended December 31, 2003, 2002, 2001 were $1,167,000, $1,126,000 and $1,088,000, respectively.

The future annual minimum lease payments under the leases at December 31, 2003 are as follows (in thousands):

Years Ending December 31,	Operating Lease Commitments
2004	$1,208
2005	1,250
2006	1,294
2007	1,339
2008	1,386
2009 and thereafter	705

Total minimum lease payments	$7,182

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Legal Matters

ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA Biosciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on Defendant’s omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with us and the other issuer defendants. The proposed settlement, which has been approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. ACLARA believes that the Company has sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. If a final settlement is not reached or is not approved by the court, ACLARA believes it has meritorious defenses and intends, in that event, to vigorously defend itself against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, ACLARA could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

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

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On October 15, 2002, ACLARA entered into License and Supply Agreements with Third Wave Technologies, Inc. (“Third Wave”) and terminated the previous Development and Commercialization Agreement between the parties. The License Agreement allows ACLARA to incorporate certain of Third Wave’s technology into products for certain applications in the gene expression field. ACLARA paid an upfront license fee of $1.5 million and will pay fixed royalties in 2003 through 2005 and royalties on applicable revenues on an escalating scale in years after 2005. Under the Supply Agreement, Third Wave will supply enzyme to ACLARA for use in accordance with this agreement. The inventory of enzymes represents substantially all of the total inventory balance at December 31, 2003.

12.    LOANS PAYABLE AND CAPITAL LEASES

In March 1999, ACLARA entered into a loan agreement with its landlord to borrow $663,000 for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009. At December 31, 2003 and 2002, $447,000 and $507,000, respectively was outstanding.

In August 2002, ACLARA entered into a two-year capital lease agreement to borrow $296,000 for equipment at an interest rate of 3.27%. The loan matures on August 28, 2004. At December 31, 2003, $95,000 was outstanding as follows (thousands):

Maturities of term debt and capital leases were as follows (thousands):

	Capital Leases	Loans Payable
Year Ending December 31,
2004	$98	$101
2005	—	101
2006	—	101
2007	—	101
2008 and thereafter	—	159

Total minimum loan and lease payments	98	563
Amount representing interest	(3)	(115)

Present value of minimum lease payments	$95	$448

13.    STOCKHOLDERS’ EQUITY

Common Stock

ACLARA’s Certificate of Incorporation, as amended, authorizes ACLARA to issue 150,000,000 shares of $0.001 par value common stock. A portion of common stock options granted to ACLARA employees have been exercised before the stock options were vested. As a result of these early exercises, the unvested portion of the exercised stock option is subject to a right of repurchase by ACLARA over the vesting period. The vesting period is generally four years. No shares of common stock were subject to repurchase by ACLARA.

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warrants

In December 1996, ACLARA issued warrants to purchase 135,000 shares of common stock at a price of $1.33 per share to the lessor of ACLARA’s previous facility. The warrants were exercised in 2003.

In May 1999, in conjunction with a loan agreement with a financial institution, ACLARA issued warrants to purchase 138,890 shares of common stock at an exercise price of $1.80 per share. The warrants were exercised in 2003.

Stock Option Plans

As of December 31, 2003, there were 10,299,242 shares of common stock reserved for issuance under the Company’s 1995 Stock Plan and Amended and Restated 1997 Stock Plan (the “1997 Plan” and together with the 1995 Stock Plan, the “Plans”) for issuance to employees, directors and consultants of ACLARA. The 1997 Plan contains a provision whereby the number of shares reserved will increase by 1,125,000 on each anniversary of the adoption of the 1997 Plan by the Company’s Board of Directors. ACLARA adopted a NQ03 Plan in March 2003 under which is an agreement for 507,738 shares for one named executive. Options granted under the agreement are non-statutory stock options. The options become exercisable at a rate of 25% of the stock option grant after one year of employment followed by an additional  1/48 of the stock option grant vesting each month thereafter. The agreement will terminate in March of 2013.

In certain cases, and in accordance with the Plans, employees have been granted options that permit the exercise of options through the use of a full recourse note payable to ACLARA. The shares purchased through a note payable are held in escrow by ACLARA until the note has been fully repaid. Interest is charged on the note at federal rates. All such promissory notes were paid in full during 2002.

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

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity under the Plans and the NQ03 Plan is as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares Under Option	Weighted Average Exercise Price
Balances, December 31, 2000	768,136	2,277,626	$7.58
Additional shares reserved	1,125,000	—
Options granted	(2,195,025)	2,195,025	$5.65
Options exercised	—	(311,820)	$0.65
Options canceled	1,102,181	(1,102,181)	$11.34

Balances, December 31, 2001	800,292	3,058,650	$5.55
Additional shares reserved	1,125,000
Options granted	(1,099,787)	1,099,787	$2.28
Options exercised	—	(227,842)	$0.39
Options canceled	950,344	(950,344)	$6.55

Balances, December 31, 2002	1,775,849	2,980,251	$4.31
Additional shares reserved	1,632,738	—
Options granted	(2,557,037)	2.557,037	$2.29
Options exercised	—	(205,121)	$1.43
Options canceled	1,442,166	(1,442,166)	$4.75

Balances, December 31, 2003	2,293,716	3,890,001	$2.98

The options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11–0.63	93,977	4.99	$0.45	93,977	$0.45
$1.44–2.00	476,133	8.76	$1.80	249,576	$1.79
$2.02–2.04	701,700	9.22	$2.02	460	$2.04
$2.10	965,800	9.14	$2.10	—	$2.10
$2.11–2.76	385,000	9.14	$2.41	37,134	$2.56
$3.23–3.95	568,591	7.86	$3.47	333,709	$3.40
$4.25–4.90	200,200	8.31	$4.58	77,572	$4.68
$5.02	271,000	7.29	$5.02	209,402	$5.02
$5.05–5.95	70,750	7.85	$5.37	36,989	$5.38
$6.33–8.85	69,950	7.51	$7.59	39,800	$7.58
$9.75	15,300	7.13	$9.75	11,198	$9.75
$10.00	9,000	6.21	$10.00	8,437	$10.00
$11.81	42,100	6.94	$11.81	32,594	$11.81
$18.50	17,500	6.77	$18.50	14,309	$18.50
$38.81	3,000	6.58	$38.81	2,562	$38.81

	3,890,001	8.54	$2.98	1,147,719	$3.99

As of December 31, 2002, options to purchase 1,172,879 shares of common stock were exercisable under the Plans.

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

ACLARA adopted an Employee Stock Purchase Plan (“Purchase Plan”) in February of 2000. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of ACLARA’s common stock under the Purchase Plan. The Purchase Plan contains successive six-month offering periods and the price of stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the stock either at the beginning of the offering period or at the end of the offering period. ACLARA has reserved 800,000 shares of common stock under the Purchase Plan. Purchases under the Purchase Plan for years ended December 31,2003 and December 31, 2002 were 164,921 and 195,234 shares of common stock at an average price of $1.79 and $1.89 per share, respectively. Shares available for future purchase under the Purchase Plan are 306,880 at December 31, 2003. The Purchase Plan will terminate in May 2010.

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

14.    EMPLOYEE BENEFIT PLAN

ACLARA established a 401(k) Plan (“Plan”) to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the Plan up to 100% of their compensation, limited by certain Internal Revenue Service restrictions. ACLARA’s matching contribution is discretionary and is determined by the Board of Directors. ACLARA has not contributed to the Plan since its inception.

15.    RELATED PARTY TRANSACTIONS

In October 2001, ACLARA amended the terms of research collaboration with the R.W. Johnson Pharmaceutical Research Institute (“PRI”). PRI previously owned shares of Series D, Series E and Series F mandatorily redeemable convertible preferred stock, which were subsequently converted to common stock during ACLARA’s initial public offering in March 2000. Revenue from this collaboration totaled $0, $200,000 and $800,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

During 2000, ACLARA issued promissory notes to three officers and three other employees totaling approximately $613,000 for the exercise of certain stock options. These notes bore interest of between 4.6% and 5.8% per annum with the principal and accrued interest being repayable between two and three years from the date of issuance. The amount outstanding at December 31, 2002 and December 31, 2001 including accrued interest was $0 and $571,000, respectively. The promissory notes were full recourse and were collateralized by a pledge of ACLARA’s common stock. These notes were repaid in full during the year ended December 31, 2002.

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In July 2000, ACLARA issued a loan of approximately $41,000 to an officer. The amount outstanding at December 31, 2002 and December 31, 2001, including accrued interest, was $0 and $45,000, respectively. The loan bore an interest at a rate of 6.6% per annum with a term of approximately two years from the date of issuance. The loan was collateralized by a pledge of ACLARA’s common stock. The loan was repaid in full in October 2002.

16.    INCOME TAXES

The net deferred tax assets are comprised of the following (in thousands):

	December 31
	2003	2002
Net operating loss carry-forwards	$55,357	$46,147
Depreciation and amortization	1,251	3,203
Tax credit carried-forward	5,009	3,333
Accrued litigation costs	(12,946)	—
Capitalized research and development	3,151	2,554

Deferred income tax assets	51,822	55,237
Less: valuation allowance	(51,822)	(55,237)

Net deferred tax assets	$—	$—

The reconciliation of the statutory federal income tax rate to ACLARA’s effective tax rate is as follows:

	December 31
	2003	2002
Tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal benefits	(4.46)%	(3.11)%
Stock-based compensation	1.24%	1.26%
Deferred tax assets, not benefited	41.47%	37.73%
Tax credits	(3.98)%	(1.95)%
Other	(0.27)%	0.07%

Provision for taxes	—%	—%

Based on the available evidence, management believes it is more likely than not that the net deferred tax assets are not fully realizable. Accordingly, ACLARA has provided a full valuation allowance against its net deferred tax assets at December 31, 2003.

At December 31, 2003, ACLARA had federal and state net operating loss carryforwards of approximately $149 million and $81 million, respectively. If not utilized, the federal loss carryforwards begin to expire in the year 2010, and the state loss carryforwards begin to expire in the year 2005.

ACLARA has tax credit carryforwards of $2,747,000 and $3,426,000 for federal and state income tax purposes, respectively. If not utilized, the federal tax credits will begin to expire in 2010, and the state credits will begin to expire in 2005.

The Internal Revenue Code limits the use of net operating loss and tax credits carry forwards in certain situations where changes occur in the stock ownership of a company. If ACLARA should have an ownership change, as defined by tax law, utilization of the carryforwards could be restricted.

ACLARA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2003
Revenues	$179	$405	$276	$653
Loss from operations	(6,670)	(5,571)	(5,285)	(4,021)
Net loss	(6,230)	(5,141)	(4,921)	(3,666)
Net loss per common share, basic and diluted	$(0.18)	$(0.14)	$(0.14)	$(0.10)

2002
Revenues	$590	$673	$505	$752
Litigation settlements	(1,534)	(1,810)	(396)	(213)
Restructuring	—	—	(3,327)	—
Loss from operations	(10,169)	(10,883)	(12,052)	(7,702)
Net loss	(9,088)	(9,858)	(11,192)	(7,109)
Net loss per common share, basic and diluted	$(0.25)	$(0.27)	$(0.31)	$(0.20)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 222-95107 (our “Form S-1”).)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.6 to our Form S-1.)

3.3	Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

10.1*	Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2*	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3*	Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

10.5	Lease Agreement between ACLARA BioSciences, Inc. and The Pear venue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

10.6+	Collaboration Agreement between ACLARA BioSciences, Inc., and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.7+	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.8+

Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and CLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

10.9+	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.10	ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.11	Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

10.12+

Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and CLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.13+

Cross-License Agreement between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2001.)

10.14

Common Stock Issuance Agreement between ACLARA BioSciences, Inc. and Caliper Technologies Corp., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.15+

Amended and Partially Restated Collaboration Agreement between ACLARA BioSciences, Inc. and PE Corporation (NY), executed as of March 22, 2002. (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on April 1, 2002.)

Exhibit Number	Description

10.16

Second Side Agreement Between ACLARA BioSciences, Inc. and PE Corporation (NY), effective as of September 30, 2000. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.17

First Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., executed as of October 1, 2001. (Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.18+

Second Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.19+

Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.20+

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

10.22+

License Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.23+

Supply Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.24+

InvaderCreator Access Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.25+

Transition Manufacturing Plan Letter Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.26

InvaderCreator Access Letter Agreement between Third Wave Technologies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.27*

General Release and Separation Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.28*

Change in Control Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.29*

Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers except the chief executive officer. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 31, 2003.)

Exhibit Number	Description

10.30*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated October 29, 2002. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.31*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated November 27, 2002. (Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.32*

Employment Letter Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.33*	Severance Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.34*

Employment Letter Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.35*

Severance Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.36*

Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our non-employee directors. (Incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.37++	Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated July 17, 2002. (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.38++

Amendment No. 1 to Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated April 17, 2003. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.39*	NQ03 Stock Plan and options agreement thereunder.

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Accountants.

24.1	Powers of Attorney (see signature page to this report).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.