Form 10-K/A
period 2003-12-31
ACLARA BIOSCIENCES INC
filed 2004-04-29
CIK 1067588

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

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

As of April 13, 2004, the number of outstanding shares of the Registrant’s Common Stock was 36,143,347, excluding 900,000 shares of treasury stock.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by ACLARA BioSciences, Inc. (“the Company”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to amend and restate in their entirety Items 10, 11, 12, 13 and 14 of Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain Information With Respect to Directors

The names of the members of our Board of Directors, their ages as of April 13, 2004, and certain other information about them are set forth below:

Name of Director	Age	Position	Director Since	Class/Term Expiring
Thomas R. Baruch, J.D.	65	Director	April 1995	Class I/2004
Thomas G. Klopack	52	Chief Executive Officer, Director	March 2003	Class II/2005
André F. Marion	68	Director	February 2000	Class II/2005
John D. Mendlein, J.D., Ph.D.	44	Director	April 2003	Class I/2004
Kevin C. Tang	38	Director	November 2002	Class III/2006

Thomas R. Baruch, J.D.

Thomas R. Baruch joined our Board of Directors as Chairman in April 1995. Since 1988, he has been a General Partner of CMEA Ventures, a venture capital firm. Moreover, from 1990 to 1996, Mr. Baruch served as a special partner of New Enterprise Associates. Prior to his experience with CMEA Ventures, Mr. Baruch founded Microwave Technologies, Inc., and served as its President and Chief Executive Officer from 1983 to 1989. Before that, he held senior management and venture investment positions at Exxon Corporation, including the position of President of the Materials Division of Exxon Enterprises, Inc. Mr. Baruch serves as a director of AeroGen, Inc., Symyx Technologies, Inc., Netro Corp. and Physiometrix, Inc. Mr. Baruch holds a B.S. degree from Rensselaer Polytechnic Institute and received a J.D. degree from Capital University.

Thomas G. Klopack

Thomas G. Klopack joined us as our Chief Executive Officer and Director in March 2003. From 1998 to 2002, Mr. Klopack served as Chief Operating Officer of Aurora Biosciences, a provider of enabling drug discovery tools to the biopharmaceutical industry. Prior to joining Aurora, Mr. Klopack served in various management roles at Raychem Corporation from 1979 to 1998, most recently serving as director of strategic planning and business development of the Electronics Division. He holds an M.B.A. from Harvard Business School and a B.S. in engineering from Carnegie-Mellon University.

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

Kevin C. Tang

Kevin C. Tang joined our Board of Directors in November 2002. Mr. Tang is the Managing Director of Tang Capital Management, LLC, a Life Sciences-focused investment company he founded in August 2002. From September 1993 to July 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang currently serves as a director of IntraBiotics Pharmaceuticals, Inc. and Trimeris, Inc. Mr. Tang received a B.S. from Duke University.

Certain Information With Respect to Executive Officers

The names of our executive officers, their ages as of April 13, 2004, and certain other information about them are set forth below:

Name	Age	Position	Officer Since
Thomas G. Klopack	52	Chief Executive Officer	March 2003
Alfred G. Merriweather	50	Vice President, Finance, Chief Financial Officer and Secretary	December 2001
Sharat Singh, Ph.D.	46	Chief Technical Officer	December 2001
Michael J. Dunn	48	Chief Business Officer	April 2003
Stephen C. Macevicz, Ph.D., J.D.	55	Vice President, Intellectual Property	March 2002

Alfred G. Merriweather

Alfred G. Merriweather joined us in December 2001 as Vice President, Finance, Chief Financial Officer and Secretary. Prior to joining us, Mr. Merriweather was Vice President and Chief Financial Officer of Citadon, Inc., a software company, from 1999 to 2001. From 1996 to 1999, he was Vice President of Finance and Chief Financial Officer of Symphonix Devices, Inc., a manufacturer of implantable medical devices. From 1993 to 1996, Mr. Merriweather was Vice President of Finance and Chief Financial Officer of LipoMatrix, Inc., a medical device company based in Neuchatel, Switzerland. Prior to that, Mr. Merriweather was Vice President of Finance and Chief Financial Officer of Laserscope, a manufacturer of surgical laser systems. Mr. Merriweather holds a B.A. degree in economics from The University of Cambridge, England.

Sharat Singh, Ph.D.

Sharat Singh, Ph.D. joined us as Director of Synthesis and Advanced Technologies in 1997, was appointed Vice President of Advanced Technologies in December 2001, was appointed Senior Vice President, eTag Assay Technology in June 2002 and was appointed Chief Technical Officer in February 2004. Prior to joining us, Dr. Singh spent ten years with Syntex/Dade-Behring in various senior scientific roles, including as Behring Fellow from 1994 to 1997. Dr. Singh has an M.S. degree in chemistry from Hyderabad University, India and a Ph.D. in organic chemistry from the Indian Institute of Sciences.

Michael J. Dunn

Michael J. Dunn joined us as Chief Business Officer in April 2003. Prior to joining us, Mr. Dunn was Executive Vice President of Business Development for ActivX Bioscience, Inc., a biotechnology company, from March 2002 to April 2003. From July 1998 to March 2002, Mr. Dunn was Vice President of Business Development for Aurora Biosciences Corporation, a biotechnology tools company. From 1995 to 1998, he was Vice President of Business Development for SIBIA Neurosciences, Inc. Mr. Dunn has a B.A. degree in biology from the University of Chicago and an M.B.A. degree from the University of San Diego.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a separately-designated standing Audit Committee. Our Audit Committee assists our Board of Directors in fulfilling the Board’s oversight responsibilities regarding our accounting and system of internal controls, the quality and integrity of our financial reporting and the independence and performance of our outside auditor. In so doing, our Audit Committee endeavors to maintain free and open means of communication between and among its members, other directors, the outside auditor and our management team. During the year ended December 31, 2003 our Audit Committee comprised three members, Thomas R. Baruch, André F. Marion and Kevin C. Tang, all of whom are non-employee directors.

Our Board of Directors has determined that we have two “audit committee financial experts” serving on our Audit Committee as that term is defined Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, the board has determined that Messrs. Baruch and Marion are audit committee financial experts and independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities (Forms 3, 4 and 5). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2003, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were timely met.

CODE OF ETHICS

We adopted a code of business conduct and ethics, or code of conduct, on June 4, 2003 containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of conduct is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder as well as under applicable rules of the Nasdaq National Market. Our code of conduct is applicable to our Chief Executive Officer (principal executive officer), and our Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer) as required by the Sarbanes-Oxley Act and rules promulgated thereunder, as well as, to all of our directors, employees and agents. A copy of our code of conduct is available on the Management & Board of Directors section of our website (www.aclara.com), which is on the Company Info section of our website.

We intend to satisfy the disclosure requirements, under Item 10 of Form 8-K and the rules of the Nasdaq National Market, regarding any amendments to, or waivers from, any provision of our code of conduct applicable to our Chief Executive Officer and our Vice President, Finance and Chief Financial Officer. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant information on the Management & Board of Directors section of our website (www.aclara.com) in accordance with SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal year ended December 31, 2003, information concerning compensation awarded or paid to, or earned by, (i) our Chief Executive Officer (ii) each of our four most highly compensated executive officers other than the Chief Executive Officer and (iii) our former Interim Chief Executive Officer (collectively referred to as the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation Securities Underlying Options/SARs	All Other Compensation
Name and Principal Position	Year	Salary		Bonus(7)
Thomas G. Klopack	2003	$266,712	(1)	$71,544	700,000	$58,829	(6)
Chief Executive Officer	2002	—		—	—	—
	2001	—		—	—	—

Edward M. Hurwitz	2003	$46,875		$50,000	—	—
Interim Chief Executive Officer (2)	2002	143,333		—	275,000	—
	2001	—		—	—	—

Sharat Singh	2003	$246,633		$55,492	275,000	—
Chief Technical Officer	2002	205,231		25,000	75,000	—
	2001	175,000		40,688	130,000	—

Alfred G. Merriweather	2003	$213,200		$47,970	200,000	—
Vice President, Finance and CFO	2002	203,423		10,000	—	—
	2001	3,942	(3)	—	100,000	—

Michael J. Dunn	2003	$181,394	(5)	$39,703	375,000	$51,276	(6)
Chief Business Officer	2002	—		—	—	—
	2001	—		—	—	—

Stephen C. Macevicz	2003	$190,000		$40,613	75,000	—
Vice President, Intellectual Property	2002	134,615	(4)	15,000	75,000	—
	2001	—		—	—	—

(1)	Represents Mr. Klopack’s salary for the period beginning March 2003, when he joined our Company, through the end of the fiscal year ended December 31, 2003.
(2)	Mr. Hurwitz was employed by the Company from May 2002 and served as Interim Chief Executive Officer from December 1, 2002 until February 21, 2003 when he resigned as an officer and employee of the Company.
(3)	Represents Mr. Merriweather’s salary for the period beginning December 2001, when he joined our Company, through the end of the fiscal year ended December 31, 2001.
(4)	Represents Mr. Macevicz’s salary for the period beginning February 2002, when he joined our Company, through the end of the fiscal year ended December 31, 2002.
(5)	Represents Mr. Dunn’s salary for the period beginning April 2003, when he joined our Company, through the end of the fiscal year ended December 31, 2003.
(6)	Represents relocation and similar expenses reimbursed by the Company.
(7)	Represents bonuses for the fiscal year indicated, generally paid after completion of the fiscal year.

STOCK OPTION GRANTS AND EXERCISES

We grant options to employees and non-employees under our Amended and Restated 1997 Stock Plan and our NQ03 Plan. During the fiscal year ended December 31, 2003, we granted options to purchase 2,557,037 shares of our common stock under our 1997 Stock Plan, and options granted for 1,442,166 shares were cancelled and returned to the 1997 Stock Plan. As of February 15, 2004, options to purchase a total of 4,113,797 shares were outstanding under our 1997 Stock Plan and 3,081,814 shares remained available for grant under the 1997 Stock Plan. During the fiscal year ended December 31, 2003, we granted options to purchase 507,738 shares of our common stock under our NQ03 Plan to Thomas G. Klopack and, thereafter, no shares remained available for grant under the NQ03 Plan. In general, options granted under our 1997 Stock Plan and our NQ03 Plan vest over four years and expire on the tenth anniversary of the date of any particular grant.

We grant options to our executive officers under our 1997 Stock Plan. We have not granted any stock appreciation rights to any of our Named Executive Officers. The following tables show, for the fiscal year ended December 31, 2003, certain information regarding options granted to, exercised by, and held at year end by our Named Executive Officers:

Option Grants in Fiscal Year Ended December 31, 2003

	Individual Grants			Exercise Price Per Share ($/Sh)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Option Granted (#)		% of Total Options Granted to Employees in Fiscal Year (2)
						5%($)	10%($)
Thomas G. Klopack	700,000	(4)	31%	$2.02	3/20/13	$889,257	$2,253,552
Edward M. Hurwitz	—		—	—	—	—	—
Sharat Singh	75,000		3	$2.10	1/6/13	$99,051	$251,014
	100,000		4	1.98	3/28/13	124,521	315,561
	100,000		4	3.50	11/4/13	220,113	557,810
Alfred G. Merriweather	75,000		3	$2.10	1/6/13	$99,051	$251,014
	125,000		5	2.35	5/5/13	184,738	468,162
Michael J. Dunn	375,000		16	$2.10	4/25/13	$495,255	$1,255,072
Steve C. Macevicz	25,000		1	$2.10	1/6/13	$33,017	$83,671
	50,000		2	2.35	5/5/13	73,895	187,265

(1)	Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in our common stock over the ten-year term of the option and (ii) for the 10% column, a ten-percent annual rate of appreciation in our common stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future common stock price. The amounts in this table may never be achieved.
(2)	Based on options to purchase an aggregate of 2,289,100 shares and do not include non-employee directors or consultants shares.
(3)	All options were granted with an exercise price at the fair market value of our common stock at the date of grant.
(4)	507,738 shares granted pursuant to NQ03 Plan and 192,262 shares granted pursuant to 1997 Stock Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR END OPTION VALUES

The following table provides information on option exercises during the fiscal year ended December 31, 2003, by the Named Executive Officers and the value of in-the-money options is based upon a fair market value of our common stock equal to $3.65 at the close of market trading on December 31, 2003, and is net of the exercise price of the options:

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at December 31, 2003 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2003 ($) Exercisable/Unexercisable
Thomas G. Klopack	—	—	0 / 700,000	$0 / $1,141,000
Edward M. Hurwitz	—	—	0 / 0	$0 / $ 0
Sharat Singh	—	—	158,278 / 355,318	$130,012 / $401,944
Alfred G. Merriweather	—	—	50,000 / 250,000	$0 / $278,750
Michael J. Dunn	—	—	0 / 375,000	$0 / $581,250
Stephen C. Macevicz	10,000	$3,800	22,812 / 117,188	$20,303 / $141,297

(1)	Based on fair market value of one share of our Common Stock on date of the option exercise less the exercise price per share multiplied by the number of shares received upon exercise of the option.

We have not established any long-term incentive plans or defined benefit or actuarial plans covering any Named Executive Officers.

Information regarding employment contracts, termination of employment and change in control arrangements with our Named Executive Officers is included in Part III, Item 13 beginning on page 13 and is incorporated herein by reference.

We did not adjust or amend or reprice the exercise price of any of our stock options previously awarded to any of our Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means during our fiscal year ended December 31, 2003.

COMPENSATION OF DIRECTORS

We reimburse our non-employee directors for expenses incurred in connection with attending meetings of our Board of Directors and committee meetings and also pay our non-employee directors $2,500 per scheduled board meeting attended, up to a maximum of $10,000 per year and $500 per committee meeting attended. Our Board of Directors has the discretion to grant options to new non-employee directors.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Thomas R. Baruch and André F. Marion served as members of our Compensation Committee during the fiscal year ended December 31, 2003. Neither of these members has ever served as an officer or worked as our employee. No current or former officer nor any of our current or former employees serves on our Compensation Committee. During the fiscal year ended December 31, 2003, no member of our Board of Directors or of our Compensation Committee, and none of our executive officers, served as a member of the board of directors or compensation committee of an entity that has one or more executive officers serving as members of our Board of Directors or our Compensation Committee.

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has furnished this report on executive compensation. The Compensation Committee was established on December 1, 1999, by resolution of the Board of Directors. At the end of the fiscal year ended December 31, 2003, the Compensation Committee comprised Thomas R. Baruch and Andre F. Marion. None of the former or current members of the Compensation Committee are currently officers or employees of the Company and all are “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee is responsible for reviewing and approving the compensation arrangements for the Company’s senior management and any compensation plans in which the executive officers and directors are eligible to participate.

A.	Compensation Policy and Philosophy

The Compensation Committee designs our executive compensation with the following overall objectives:

•	Attract, retain and motivate key executive talent;

•	Reward key executives based on business performance;

•	Align executive incentives with the interests of stockholders; and

•	Encourage the achievement of Company objectives.

Executive compensation comprises three components: (1) base salary; (2) annual incentive bonuses; and (3) long-term incentives in the form of stock options. The Company strives to provide a competitive total compensation package to senior management based on professionally compiled surveys of broad groups of companies of comparable size within related industries. In addition, the Company has entered into change of control agreements with each of the Company’s executive officers.

Base Salary. Periodically, the Company obtains studies of compensation trends, practices and levels from nationally recognized independent compensation surveys in order to determine the competitiveness of the pay structure for its senior managers. Each executive’s base salary is determined by an assessment of the executive’s job description, level of experience and performance and current salary in relation to the salary range designated for the position in the compensation surveys. Adjustments are made when necessary to reflect changes in responsibilities or competitive industry pressures. Each executive’s performance is evaluated annually to determine individual merit increases within the overall guidelines established in each year’s budget process.

Annual Incentive Bonuses. The Chief Executive Officer and other executive officers are eligible to receive annual incentive bonuses based upon the achievement during the year of certain agreed upon objectives. The Committee reviews the performance of, and decides upon the bonuses payable to, the Chief Executive Officer. The Chief Executive Officer and the Committee together review the performance of, and decide upon the bonuses payable to, the other executive officers including the Named Executive Officers.

Long Term Incentives. The Company provides its executive officers and other key employees with long-term incentive compensation through the granting of stock options. The Company believes that stock options provide the Company’s key employees with the opportunity to purchase and maintain an equity interest in the

(1)	This Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, and shall not otherwise be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, except to the extent that the Company specifically incorporates it by reference into such filing.

Company and to share in the appreciation of the value of the stock. Stock options are intended to align executive interests with the interests of stockholders and therefore directly motivate senior management to maximize long-term stockholder value. The stock options also create an incentive to remain with the Company for the long term because the options are vested typically over a four period. Because all options are granted at no less than the fair market value of the underlying stock on the date of grant, stock options provide value to the recipients only when the price of the Company’s common stock increases over time.

The Board of Directors has the ultimate responsibility of administering the Company’s stock option plan. Option grants for the Executive Officers are approved by the Compensation Committee and the date of grant is the date of the Compensation Committee meeting. During the fiscal year ended December 31, 2003, option grants were made to the Chief Executive Officer and the other Named Executive Officers providing for the right to purchase 1,625,000 shares of common stock of the Company (options to purchase 47,917 shares of common stock were cancelled and returned to the option pool during the same year).

B.	Chief Executive Compensation

The Board elected Edward Hurwitz to serve as an executive officer of the Company, with the title Executive Director, effective October 15, 2002 and as interim Chief Executive Officer of the Company, effective December 1, 2002, to continue until the Company hired a new Chief Executive Officer. In connection with Mr. Hurwitz’s employment, the Company entered into three employment letter agreements with Mr. Hurwitz (collectively, the “Hurwitz Agreements”). All aspects of Mr. Hurwitz’s fiscal year 2002 compensation were governed by these agreements, including Mr. Hurwitz’s annual base salary of $325,000, a grant of options to purchase 100,000 fully vested shares of Common Stock, a grant of an option to purchase 175,000 shares of Common Stock subject to vesting and a one-time bonus to be paid upon the commencement of employment of a new Chief Executive Officer. Mr. Hurwitz resigned as interim Chief Executive Officer in February 2003.

Effective March 20, 2003, the Board elected Thomas Klopack to serve as Chief Executive Officer of the Company. In connection with Mr. Klopack’s employment, the Company entered into an employment agreement with Mr. Klopack. All aspects of Mr. Klopack’s fiscal year compensation were governed by this agreement, including Mr. Klopack’s annual base salary of $345,000 and a grant of options to purchase 700,000 shares of Common Stock subject to vesting. Mr. Klopack’s annual bonus for 2003 was determined by the Compensation Committee to be $71,544. In addition, the employment agreement provided for reimbursement of certain relocation expenses, which in 2003 amounted to $58,829.

The Compensation Committee believes that the base salary levels of the executive officers during the year 2003 were approximately at the median of base salary levels for comparable companies considered in the survey data and informal information reviewed by the Compensation Committee.

Internal Revenue Code Section 162(m)

To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Compensation Committee considers anticipated tax consequences to the Company and to its executives of various payments and benefits. Under Section 162(m) of the Internal Revenue Code (the “Code”), the amount of compensation paid to certain executives, which is deductible with respect to our corporate taxes, is limited to $1,000,000 annually. Compensation exceeding $1,000,0000 annually may be deducted if it is “performance-based compensation” within the meaning of the Code. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company’s ability to obtain a corporate tax deduction for compensation paid to its Named Executive Officers to the extent consistent with the best interests of the Company and its stockholders.

The Code and the applicable Treasury regulations offer a number of transitional exceptions to this deduction limit for pre-existing compensation plans, arrangements and binding contracts. As a result, the Compensation Committee believes that at the present time it is unlikely that the compensation paid to any named executive officer in a taxable year which is subject to the deduction limit will exceed $1,000,000. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to the Named Executive Officers shall be designed to qualify as “performance-based compensation.” The Compensation Committee intends to continue to evaluate the effects of the Code and any applicable Treasury regulations and to comply with Code Section 162(m) in the future to the extent consistent with the best interests of the Company.

April 29, 2004

COMPENSATION COMMITTEE

Thomas R. Baruch, J.D.

Andre F. Marion

COMPARISON OF CUMULATIVE TOTAL RETURN*

AMONG ACLARA BIOSCIENCES, THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

The chart below shows the end-of-year performance of $100 invested on March 21, 2000, in our common stock or in an index. The chart assumes reinvestment of dividends, if any.

	3/21/00	12/31/00	12/21/01	12/31/02	12/31/03
ACLA	$100.00	$33.85	$15.78	$6.54	$11.36
Nasdaq (U.S.)	$100.00	$52.43	$41.40	$15.78	$42.87
Nasdaq Biotech Index	$100.00	$98.41	$82.47	$33.86	$65.72

*	$100 invested on March 21, 2000, in our common stock or in an index, including reinvestment of dividends.
(1)	This Performance Graphic Comparison shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our Common Stock as of April 13, 2004, for the following persons:

•	each of the members of our Board of Directors,

•	each of the Named Executive Officers,

•	all of our directors and executive officers as a group, and

•	each person known by us to beneficially own more than 5% of our Common Stock.

The address for all executive officers and directors is c/o ACLARA BioSciences, Inc., 1288 Pear Avenue, Mountain View, California 94043.

	Beneficial Ownership (1)
Name and Address of Beneficial Owners	Number of Shares	Percent of Total
Tang Capital Partners, L.P. (2) 4401 Eastgate Mall San Diego, CA 92121	3,524,100	9.8%
Perry Corporation (3) 599 Lexington Avenue New York, NY 10022	3,471,431	9.6
Columbia Wanger Asset Management L.P. (4) 227 West Monroe Street Chicago, IL 60606	1,982,000	5.5
Capital Group International, Inc. (5) 11100 Santa Monica Boulevard Los Angeles, CA 90025	2,067,640	5.7
Thomas G. Klopack (6)	209,166	*
Edward M. Hurwitz (14)	87,083	*
Sharat Singh (7)	308,380	*
Thomas R. Baruch (8)	416,433	1.2
André Marion (9)	48,000	*
John Mendlein (10)	27,000	*
Alfred G. Merriweather (11)	118,226	*
Stephen C. Macevicz (12)	53,019	*
Michael J. Dunn (15)	101,560	*
Kevin C. Tang (13)	3,529,100	9.8
All executive officers and directors as a group (10 persons)	4,897,967	13.6

*	Less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of February 15, 2004 are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The table above is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Applicable percentages are based on 36,143.347 shares outstanding on April 13, 2004, adjusted as required by rules promulgated by the SEC.

(2)	Based solely on a Schedule 13D/A filed with the SEC on December 2, 2002.
(3)	Based solely on a Schedule 13G filed with the SEC on February 17, 2004.
(4)	Based solely on a Schedule 13G filed with the SEC on February 10, 2004.
(5)	Based solely on a Schedule 13G filed with the SEC on February 13, 2004.
(6)	Includes 204,166 shares Mr. Klopack has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.
(7)	Includes 238,379 shares Dr. Singh has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.
(8)	Includes 12,000 shares Mr. Baruch has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.
(9)	Includes 48,000 shares Mr. Marion has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.
(10)	Includes 27,000 shares Dr. Mendlein has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.
(11)	Includes 118,226 shares Mr. Merriweather has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.
(12)	Includes 53,019 shares Mr. Macevicz has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.
(13)	Includes 5,000 shares held by Mr. Tang as custodian for his son, Justin Lee Tang, under California Transfers to Minors Act, over which Mr. Tang holds voting and investment power. Mr. Tang disclaims beneficial ownership of 3,524,100 shares held by Tang Capital Partners, LP, except to the extent of his pecuniary interest therein. Mr. Tang is the Manager of Tang Capital Management, LLC.
(14)	Includes 187,083 shares Mr. Hurwitz has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.
(15)	Includes 101,560 shares Mr. Dunn has the right to acquire pursuant to outstanding options exercisable within 60 days of April 13, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Concurrent with the Klopack Employment Agreement, we also entered into a severance agreement with Mr. Klopack that provides certain compensation and benefits in the event of a Change in Control (the “Klopack Severance Agreement”). A Change in Control is defined as (i) a change of beneficial ownership of at least 15% of voting power of the Company without the approval of the Board, (ii) a merger or sale of the Company that results in more than 50% of the combined voting power of the Company’s then outstanding voting securities of the Company or its successor changing ownership, (iii) the sale of all or substantially all of the Company’s assets, (iv) approval by the shareholders of the Company of a plan of dissolution or complete liquidation of the Company, or (v) a change in the composition of the Board of Directors such that at least 50% of the members are not incumbents or elected by incumbent directors. This severance agreement generally provides for the following benefits:

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

If, more than 3 months prior to or more than 12 months following a Change in Control, Mr. Klopack is involuntarily terminated other than for cause (as defined in the agreement), voluntarily terminates his employment for good reason (as defined in the agreement) or dies or becomes disabled, Mr. Klopack will be entitled to the following, subject to certain restrictions: (1) such number of Mr. Klopack’s outstanding stock options and/or shares of restricted stock outstanding on the date of such termination will vest as of the date of termination as would have vested during the 12 month period following the termination date; (2) payment for 12 months following termination of (i) Mr. Klopack’s base salary as in effect immediately prior to termination, plus an annual cash bonus equal to the greater of his target bonus for the year in which termination occurred, assuming that the bonus targets are satisfied, (3) health benefits for up to 12 months following termination; and (4) up to $15,000 for outplacement services.

The Klopack Severance Agreement also provides for severance benefits in the event of a termination of Mr. Klopack’s employment without cause that is not within three months prior to or twelve months following a Change in Control. These benefits include severance pay in an amount of one year’s annual base salary and targeted bonus, payment for outplacement services up to $15,000, continued medical benefits for up to 12 months following the termination date and immediate vesting of all outstanding and unvested stock options.

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

Michael J. Dunn

In April 2003, we entered into an employment agreement with Michael J. Dunn (the “Dunn Employment Agreement”), in connection with Mr. Dunn’s commencement of employment as our Chief Business Officer. The Dunn Employment Agreement provides for a base salary at an annual rate of $275,000, a potential bonus of up to 35% of base salary, options to purchase 375,000 shares of the Company’s Common Stock, which will vest over 4 years, and the reimbursement of moving and commuting expenses. Concurrent with the Dunn Employment Agreement, we also entered into a severance agreement with Mr. Dunn with the same terms as the Klopack Severance Agreement.

Edward Hurwitz

In June, October and November 2002, we entered into three employment letter agreements with Mr. Hurwitz (collectively, the “Hurwitz Agreements”), our former interim Chief Executive Officer. All aspects of Mr. Hurwitz’s fiscal year 2002 compensation were governed by these agreements, including Mr. Hurwitz’s annual base salary of $325,000, a grant of options to purchase 175,000 shares of Common Stock subject to vesting, a grant of options to purchase 100,000 fully vested shares of Common Stock and a one-time bonus of $50,000 to be paid upon the commencement of employment of a new Chief Executive Officer. Mr. Hurwitz resigned as Chief Executive Officer in February 2003.

Other Executive Officer Change in Control Agreements

We have also entered into change in control agreements with the following other executive officers: Sharat Singh, Stephen Macevicz and Alfred Merriweather. These change in control agreements, which supersede any change in control agreements previously executed by such officers, generally provide for the following benefits:

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2003 and 2002, and for reviews of the financial statements included in our quarterly reports during those fiscal years were $150,300 and $142,750, respectively.

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for audit related matters for the years ended December 31, 2003 and 2002 were $12,500 and $0, respectively. These fees were related to assistance with internal control assessments under Section 404 of the Sarbanes-Oxley Act.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services related to tax compliance and tax return preparation for the years ended December 31, 2003 and 2002 were $51,850 and $7,500, respectively.

All Other Fees

There were no fees billed by PricewaterhouseCoopers LLP for services other than those reported above for the years ended December 31, 2003 and 2002.

Approval of Audit Fees

Our Audit Committee is directly responsible for the appointment, compensation and oversight of the work of the independent auditor. In addition, our Audit Committee has adopted policies and procedures for pre-approving all audit-related services and non-audit services. The Audit Committee charter provides that our Audit Committee shall pre-approve the hiring or retention of the independent auditor or any of its affiliates for any audit-related services and non-audit services and shall approve the fees to be paid to and any other terms of the engagement of the independent auditor or any of its affiliates. Although the committee may seek the input of management, the committee has the sole authority to approve all audit and non-audit engagement fees and terms. All of the fees described in this Item 14 were approved by our Audit Committee prior to the engagement of PricewaterhouseCoopers LLP to perform the services.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 222-95107 (our “Form S-1”).)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.6 to our Form S-1.)

3.3	Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

10.1*	Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2*	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3*	Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

10.5	Lease Agreement between ACLARA BioSciences, Inc. and The Pear venue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

Exhibit Number	Description

10.6+	Collaboration Agreement between ACLARA BioSciences, Inc., and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.7+	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.8+	Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Initiative, The Perkin-Elmer Corporation and CLARA BioSciences, Inc., signed in March 1999 (Incorporated by reference to Exhibit 10.13 to our Form S-1.)

10.9+	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.10	ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.11	Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

10.12+	Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and CLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.13+	Cross-License Agreement between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2001.)

10.14	Common Stock Issuance Agreement between ACLARA BioSciences, Inc. and Caliper Technologies Corp., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.15+	Amended and Partially Restated Collaboration Agreement between ACLARA BioSciences, Inc. and PE Corporation (NY), executed as of March 22, 2002. (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.16	Second Side Agreement Between ACLARA BioSciences, Inc. and PE Corporation (NY), effective as of September 30, 2000. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.17	First Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., executed as of October 1, 2001. (Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.18+	Second Amendment to the Custom Instrument Development and Commercialization Agreement between The R.W. Johnson Pharmaceutical Research Institute and ACLARA BioSciences, Inc., dated as of October 26, 2001. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.19+	Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.20+	Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on April 1, 2002.)

Exhibit Number	Description

10.21	Amendment to the ACLARA BioSciences, Inc. Employee Stock Purchase Plan, effective April 23,2002. (Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q filed on August 14, 2002.)

10.22+	License Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.23+	Supply Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.24+	InvaderCreator Access Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.25+	Transition Manufacturing Plan Letter Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.26	InvaderCreator Access Letter Agreement between Third Wave Technologies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.27*	General Release and Separation Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.28*	Change in Control Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.29*	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers except the chief executive officer. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.30*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated October 29, 2002. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.31*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated November 27, 2002. (Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.32*	Employment Letter Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.33*	Severance Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.34*	Employment Letter Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

Exhibit Number	Description

10.35*	Severance Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.36*	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our non-employee directors. (Incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.37++	Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated July 17, 2002. (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.38++	Amendment No. 1 to Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated April 17, 2003. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.39*	NQ03 Stock Plan and options agreement thereunder. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 15, 2004.).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted as to portions of this exhibit.
++	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

On January 28, 2004, we filed a current report on Form 8-K regarding the announcement of results for our fiscal year ended December 31, 2003.

On April 29, 2004, we filed a current report on Form 8-K regarding the announcement of results for our fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2004.

ACLARA BIOSCIENCES, INC.

By:	/s/ THOMAS G. KLOPACK

Thomas G. Klopack Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ THOMAS G. KLOPACK Thomas G. Klopack	Chief Executive Officer and Director (principal executive officer)	April 29, 2004

/S/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	April 29, 2004

/S/ THOMAS R. BARUCH, J.D. Thomas R. Baruch, J.D.	Director	April 29, 2004

/S/ ANDRÉ F. MARION André F. Marion	Director	April 29, 2004

/S/ JOHN D. MENDLEIN, J.D., PH.D. John D. Mendlein, J.D., Ph.D.	Director	April 29, 2004

/S/ KEVIN C. TANG Kevin C. Tang	Director	April 29, 2004