Form 10-Q
period 2004-03-31
ACLARA BIOSCIENCES INC
filed 2004-04-29
CIK 1067588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of April 13, 2004 was 36,143,347.

ACLARA BIOSCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ACLARA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$57,198	$26,376
Marketable investments	28,068	62,020
Accounts receivable	473	272
Prepaid expenses and other current assets	791	345
Inventories	2,764	2,766

Total current assets	89,294	91,779
Property and equipment, net	5,554	5,877
Other assets, net	1,297	1,350

Total assets	$96,145	$99,006

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,148	$519
Accrued payroll and related expenses	886	983
Accrued expenses and other current liabilities	678	850
Deferred revenue	461	550
Current portion of loans payable	125	161

Total current liabilities	3,298	3,063
Loans payable, net of current portion	365	382
Deferred rent	475	467

Total liabilities	4,138	3,912

Contingencies (Note 3)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 36,126,556 shares at March 31, 2004 and 35,901,175 shares at December 31, 2003	37	37
Treasury stock at cost (900,000 shares at March 31, 2004 and December 31, 2003)	(1,350)	(1,350)
Additional paid-in capital	260,019	259,379
Accumulated other comprehensive income	68	54
Accumulated deficit	(166,767)	(163,026)

Total stockholders’ equity	92,007	95,094

Total liabilities and stockholders’ equity	$96,145	$99,006

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$597	$179

Costs and operating expenses:
Research and development	2,945	4,350
Selling, general and administrative	1,743	2,499

Total costs and operating expenses	4,688	6,849

Loss from operations	(4,091)	(6,670)
Interest income	361	455
Interest expense	(11)	(15)

Net loss	$(3,741)	$(6,230)

Net loss per common share, basic and diluted	$(0.10)	$(0.18)

Weighted average shares used in net loss per common share calculation, basic and diluted	35,997	35,445

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,741)	$(6,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401	456
Amortization of discount on marketable investments	66	32
Amortization of deferred stock based compensation	55	156
Loss on sale of fixed assets	1	—
Amortization of other assets	53	54
Changes in assets and liabilities:
Accounts receivable	(201)	296
Prepaid expenses and other current assets	(446)	114
Inventories	2	1
Accounts payable	629	205
Accrued payroll and related expenses	(97)	33
Accrued expenses and other liabilities	(172)	311
Restructuring accrual	—	(472)
Deferred revenue	(89)	(30)
Deferred rent	8	18

Net cash used in operating activities	(3,531)	(5,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(80)	(294)
Sales of property and equipment	—	106
Change in restricted cash	—	34,125
Purchase of investments	(28,046)	(16,000)
Sales and maturities of investments	61,946	25,500

Net cash provided by investing activities	33,820	43,437

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for leasehold obligations	(15)	(15)
Principal payments under capital lease obligations	(37)	(37)
Proceeds from issuance of common stock	585	32

Net cash provided by (used in) financing activities	533	(20)

Net increase in cash and cash equivalents	30,822	38,361
Cash and cash equivalents, beginning of period	26,376	38,006

Cash and cash equivalents, end of period	$57,198	$76,367

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in ACLARA’s Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. Furthermore, interim results of operations are not necessarily indicative of the results that may be expected for the entire year or for other interim periods.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the three months ended March 31, 2004 and 2003. As this component of comprehensive income is not significant, individually or in the aggregate, no separate statements of comprehensive income have been presented.

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

	Three Months Ended March 31,
	2004	2003
Options	4,013	4,171
Warrants	—	276

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

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(3,741)	$(6,230)
Add: Stock-based employee compensation expense included in reported net loss	—	147
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(588)	(514)

Pro forma net loss	$(4,329)	$(6,597)

Net loss per share:
Basic and diluted—as reported	$(0.10)	$(0.18)
Basic and diluted—pro forma	$(0.12)	$(0.19)

2.    LEGAL MATTERS

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

The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and accompanying footnotes included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2003. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that express that ACLARA “believes”, “anticipates”, “expects” or “plans to” as well as other statements that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including, but not limited to, those factors discussed in “Factors Affecting Operating Results” set forth below.

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

We have incurred significant losses since our inception. As of March 31, 2004, our accumulated deficit was $166.8 million and total stockholders’ equity was $92.0 million. Total costs and operating expenses were $4.7 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively. We expect to incur additional operating losses over at least the next year as we continue to invest heavily in research and development activities and continue to commercialize our eTag products.

Essentially all our revenues in 2003 and in the first quarter of 2004 have been generated from commercialization of our eTag assay system. Our sources of potential revenue in the remainder of 2004 and for the next several years are likely to be primarily from commercialization of our eTag assay system.

We have invested substantial amounts in establishing our assay system for drug development and life science research. Research and development expenses were $2.9 million and $4.4 million for the three months ended March 31, 2004 and 2003, respectively. Over 59% of our 59 employees at March 31, 2004 were engaged in research and development activities, all of which are related to our eTag assay technology.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2004 AND 2003

Revenue

	Three Months Ended March 31,		Increase from 2003 to 2004
	2004	2003
	(in thousands)
eTag Collaborations and evaluations	$597	$179	$418

Total	$597	$179	$418

Revenue.    Total revenues for the three-months ended March 31, 2004 and 2003 were $597,000 and $179,000, respectively. Revenues were primarily derived from commercialization of our eTag assay system. Revenues increased over 2003 due to increased customer collaborations for evaluation and use of our eTag assays. We expect that our potential revenue in 2004 and for the next several years will be derived from further progress in commercialization of our eTag assay system.

Operating Expenses

	Three Months Ended March 31,		(Decrease) from 2003 to 2004
	2004	2003
	(in thousands)
Research & Development	$2,945	$4,350	$(1,405)
Selling, General & Administrative	1,743	2,499	(756)

Total	$4,688	$6,849	$(2,161)

Research and Development.    The decrease of $1.4 million in 2004 was primarily due to the favorable impact of a restructuring in the second quarter of 2003 that reduced personnel and related expenses by approximately $675,000 in comparison to the first quarter of 2003. Additionally expenses were reduced by approximately $625,000 due to the inclusion in 2003 of non-recurring license costs related to a litigation settlement.

Selling, General and Administrative.    The decrease of $750,000 in 2004 was primarily due to personnel and related expenses which declined by approximately $350,000 due to the reduction of stock based compensation, relocation and recruiting and approximately $100,000 of outside services.

Legal matters.    ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA Biosciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on Defendant’s omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with us and the other issuer defendants. The proposed settlement, which has been approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. ACLARA believes that the Company has sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. If a final settlement is not reached or is not approved by the court, ACLARA believes it has meritorious defenses and intends, in that event, to vigorously defend itself against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, ACLARA could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

Interest Income, Net.    Interest income, net represents income earned on our cash and cash equivalents and marketable investments, net of interest paid on capital leases and equipment loans. Net interest income was $350,000, and $440,000 for the three-months ending March 31, 2004 and 2003, respectively. The decrease in net interest income from 2003 to 2004 was primarily due to lower average balances in cash, cash equivalents, short-term and long-term investments and lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of March 31, 2004, we had total cash resources of $85.3 million, comprising $57.2 million in cash and cash equivalents and $28.1 million in marketable investments.

The following table summarizes purchase commitments and minimum rentals due for our facility and other leased assets under long-term, non-cancelable operating leases, capital lease and loans payable as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$59	$59	$—	$—	$—
Operating Lease Obligations	6,885	911	2,544	2,725	705
Loan Payable	539	76	202	202	59

Total	$7,483	$1,046	$2,746	$2,927	$764

A loan agreement with the landlord of our Mountain View facility allowed us to borrow approximately $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principle balance of this loan at March 31, 2004 was approximately $431,000 of which approximately $50,000 is due and payable during 2004. The note matures on July 1, 2009.

In March 1999, we entered into a ten year operating lease agreement for our Mountain View facility.

Our operating activities used cash of $3.5 million, and $5.1 million for the three months ended March 31, 2004 and 2003, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities.

Our investing activities generated $33.8 million and $43.4 million for the three months ended March 31, 2004 and 2003, respectively. As part of our investing activities, cash outflows for additions of property and equipment were $80,000 and $294,000 for the three months ended March 31, 2004 and 2003, respectively.

Our financing activities provided cash of approximately $531,000 for the three months ended March 31, 2004 and used cash of approximately $20,000 for the three months ended March 31, 2003, respectively. These amounts represent the net proceeds that we received from the issuance of common stock being offset by repayments of equipment financing loans and capital leases.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our report on Form 10-K for our fiscal year ended December 31, 2003.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year since inception, and we may never achieve profitability. Net losses for the years ended December 31, 2003, 2002 and 2001 were $20.0 million, $37.2 million and $29.0 million, respectively. As of March 31, 2004, we had an accumulated deficit of $166.8 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

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

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS WILL SUFFER IF DEMAND FOR OUR eTag ASSAYS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

We derived nearly 100% of our revenues in 2003 and in the first quarter of 2004 from our eTag Assay System. Prior to 2003, our revenues were generated principally from collaborative research and development agreements, government grants and commercial collaborations related to our discontinued microfluidics activities. We expect the eTag Assay System to be the primary source of our revenues for the foreseeable future. As a result, we will continue to be subject to the risk of substantial decreases in revenues if demand for our eTag Assay System does not develop or declines. Even if we develop additional product offerings for commercial sale and clinical trial use, our future assay products may not be accepted by the research, diagnostic, medical and pharmaceutical marketplaces unless we are able to convince prospective customers that our products are more reliable and cost-effective than other means for the detection of gene and protein expression in research, development and clinical programs.

Our development of future assay products will be subject to a number of risks, most of which are not within our control, including:

•	unplanned delays or expenditures in product development;

•	our failure to achieve validation of our technology and products in clinical trials and scientific publications;

•	our failure to achieve acceptance of future diagnostic tests by the medical community, clinical testing laboratories and others;

•	our failure to receive any necessary regulatory approvals in a timely manner or at all;

•	the emergence of superior or competing products;

•	our inability to have our products manufactured and services delivered on a commercial scale; and

•	the failure of any future products to achieve broad market acceptance.

If we are unsuccessful in addressing these risks and uncertainties, we may never become profitable and our financial condition would suffer.

IF OUR ASSAY PRODUCTS AND SERVICES DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR ABILITY TO GENERATE SALES WOULD BE LIMITED AND OUR BUSINESS WOULD BE HARMED.

Demand, for our products and services, is substantially dependent upon widespread market acceptance of our assay system for applications in drug discovery and development. Our assay system represents a new technological approach, and our ability to sell this assay system will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay system will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our eTag Assay System, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our assay products;

•	the timing and willingness of potential collaborators to commercialize our eTag Assay System and other future assay product candidates;

•	general and industry-specific economic conditions, which may affect our customers’ research and development and clinical trial expenditures and the use of our eTag Assay Systems;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our eTag Assay System and other future assay product candidates; and

•	the development by the pharmaceutical industry of targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities

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

In late 2002, we initiated the commercialization of our eTag Assay System, including the sale of eTag reagent kits, software, custom assay services, and consulting support and the establishment of collaborative agreements under which pharmaceutical and biotechnology customers can use our eTag assays in clinical development programs as an aide in patient selection in clinical trials of pharmaceutical therapies that are being targeted on selected patient populations. However, we have limited experience with developing, manufacturing, distributing or selling products and delivering services on a commercial basis.

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

We are dependent on Third Wave for our supply of the Cleavase enzyme that is a critical component of eTag assays for gene expression applications, which enzyme is proprietary to Third Wave. Failure of Third Wave to supply enzyme could seriously impair our business. Pursuant to the Supply Agreement with Third Wave, we purchased an initial quantity of Cleavase enzyme from Third Wave in 2002. This initial quantity of enzyme represents more than one year’s supply and we cannot assure you that we will fully utilize this inventory in a reasonable timeframe. This inventory of enzyme represents substantially all of the total inventory balance at March 31, 2004. In addition, we are subject to a limited source of antibodies for use in our protein applications. We cannot assure you that we will be able to obtain adequate amounts of these components and materials in a timely manner in the future and at commercially reasonable costs. We may experience difficulty identifying and obtaining alternative sources of supply and, even if we obtain alternative sources of supply, may experience delays evaluating, testing and integrating the alternative components and materials into our eTag Assay System. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components or materials from alternative sources at acceptable prices and within a reasonable amount of time, would impair our ability to deliver our products to our customers, obtain widespread market acceptance of our eTag Assay System and could adversely affect our operating results.

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

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We continually strive to strengthen and expand our large portfolio of patents and patent applications. We have 63 pending and issued U.S. patents related to the eTag technology and 71 pending and issued U.S. patents related to microfluidic and nanofluidic technologies, as well as a large number of international patent applications and patents. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of March 31, 2004 would have potentially declined by approximately $607,000.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item 1 by reference to Note 3, “Legal Matters” contained in Part 1, Item 1 above

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

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

0.25+

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

10.39*	NQ03 Stock Plan and options agreement there under. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K, filed on March 15, 2004.)

24.1	Powers of Attorney (see signature page to this report).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted as to portions of this exhibit.

++	Confidential treatment has been granted as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

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

/s/ Alfred G. Merriweather Alfred G. Merriweather	Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)	April 29, 2004