Form 10-Q
period 2004-06-30
ACLARA BIOSCIENCES INC
filed 2004-08-09
CIK 1067588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number: 0-29975

ACLARA BioSciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3222727
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 27, 2004 was 36,321,439.

ACLARA BIOSCIENCES, INC.

ACLARA BioSciences is a registered trademark and eTag and the ACLARA logo are trademarks of ACLARA BioSciences, Inc.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACLARA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$39,215	$26,376
Marketable investments	42,635	62,020
Accounts receivable	145	272
Prepaid expenses and other current assets	842	345
Inventories	2,763	2,766

Total current assets	85,600	91,779
Property and equipment, net	5,155	5,877
Other assets, net	1,243	1,350

Total assets	$91,998	$99,006

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,126	$519
Accrued payroll and related expenses	1,062	983
Accrued expenses and other current liabilities	1,516	850
Deferred revenue	168	550
Current portion of loans payable	88	161

Total current liabilities	3,960	3,063
Loans payable, net of current portion	347	382
Deferred rent	484	467

Total liabilities	4,791	3,912

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 36,316,857 shares at June 30, 2004 and 35,901,175 shares at December 31, 2003	37	37
Treasury stock at cost (900,000 shares at June 30, 2004 and December 31, 2003)	(1,350)	(1,350)
Additional paid-in capital	260,531	259,379
Accumulated other comprehensive income (loss)	(365)	54
Accumulated deficit	(171,646)	(163,026)

Total stockholders’ equity	87,207	95,094

Total liabilities and stockholders’ equity	$91,998	$99,006

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$515	$405	$1,112	$584

Costs and operating expenses:
Research and development	2,682	4,067	5,627	8,417
Selling, general and administrative	1,557	1,909	3,250	4,408
Merger related expenses	1,507	—	1,557	—

Total costs and operating expenses	5,746	5,976	10,434	12,825

Loss from operations	(5,231)	(5,571)	(9,322)	(12,241)
Interest income	364	444	725	900
Interest expense	(12)	(14)	(23)	(30)

Net loss	$(4,879)	$(5,141)	$(8,620)	$(11,371)

Net loss per common share, basic and diluted	$(0.13)	$(0.14)	$(0.24)	$(0.32)

Weighted average shares used in net loss per common share calculation, basic and diluted	36,218	35,566	36,107	35,506

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,620)	$(11,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	801	779
Amortization of discount on marketable investments	66	69
Amortization of deferred stock based compensation	140	305
Amortization of other assets	107	107
Changes in assets and liabilities:
Accounts receivable	127	345
Prepaid expenses and other current assets	(497)	(183)
Inventories	3	7
Accounts payable	607	54
Accrued payroll and related expenses	79	(75)
Accrued expenses and other liabilities	666	972
Restructuring accrual	—	(498)
Deferred revenue	(382)	45
Deferred rent	17	37

Net cash used in operating activities	(6,886)	(9,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(82)	(452)
Sales of property and equipment	1	42
Change in restricted cash	—	34,125
Purchase of investments	(49,046)	(32,000)
Sales and maturities of investments	67,946	35,500

Net cash provided by investing activities	18,819	37,215

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for leasehold obligations	(32)	(29)
Principal payments under capital lease obligations	(75)	(75)
Proceeds from issuance of common stock	1,013	257

Net cash provided by financing activities	906	153

Net increase in cash and cash equivalents	12,839	27,961
Cash and cash equivalents, beginning of period	26,376	38,006

Cash and cash equivalents, end of period	$39,215	$65,967

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

Comprehensive Income(Loss)

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the three and six months ended June 30, 2004 and 2003. The following table summarizes the components of comprehensive income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(4,879)	$(5,141)	$(8,620)	$(11,371)
Unrealized gains (loss) on available-for-sale securities, net of tax	68	290	(365)	215

Comprehensive loss	$(4,811)	$(4,851)	$(8,985)	$(11,156)

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

	Six Months Ended June 30,
	2004	2003
Options	3,976	4,646
Warrants	—	186

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

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Net loss, as reported	$(4,879)	$(5,141)	$(8,620)	$(11,371)
Add: Stock-based employee compensation expense included in reported net loss	—	148	—	305
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(593)	(534)	(1,181)	(1,074)
Pro forma net loss	$(5,472)	$(5,527)	$(9,801)	$(12,140)
Net loss per share:
Basic and diluted—as reported	$(0.13)	$(0.14)	$(0.24)	$(0.32)
Basic and diluted—pro forma	$(0.15)	$(0.16)	$(0.27)	$(0.34)

2. AGREEMENT TO MERGE WITH VIROLOGIC, INC.

On May 28, 2004, we entered into an Agreement and Plan of Merger and Reorganization with ViroLogic, Inc., Apollo Acquisition Sub, Inc., a wholly-owned subsidiary of ViroLogic, and Apollo Merger Subsidiary, LLC, another wholly-owned subsidiary of ViroLogic. The merger is contingent upon approval of both our stockholders and ViroLogic’s stockholders and is subject to the satisfaction of certain closing conditions. Under the terms of the merger agreement, if the merger is completed, Apollo Acquisition Sub, Inc. will merge with and into us, we will become a wholly-owned subsidiary of ViroLogic and will then immediately merge with and into Apollo Merger Subsidiary, LLC with Apollo Merger Subsidiary, LLC as the surviving entity, and each outstanding share of ACLARA common stock will be exchanged for 1.7 shares of ViroLogic common stock and 1.7 contingent value rights (each a “CVR”). Each CVR will represent the right to receive, one year after the effective time of the merger, a potential cash payment, if any, up to $0.50 per CVR (equivalent of up to $0.85 per share of ACLARA common stock based on the 1.7 to 1 exchange ratio), by which the then-current market value of ViroLogic common stock is less than $2.90 per share. The current market value of ViroLogic common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to the one year anniversary date. In addition, each outstanding option to purchase shares of our common stock will be assumed by ViroLogic, and holders of the assumed ACLARA options will have the right to receive shares of ViroLogic common stock and CVRs (or applicable cash payment, if any, upon exercise after the one year anniversary of the completion of the merger) upon the exercise of the assumed option at the same exchange ratio.

We incurred expenses related to our proposed merger with ViroLogic of $1.5 million and $1.6 million in the three months and six months ended June 30, 2004, respectively. We expect to incur significant merger-related costs in the remainder of 2004. We expect total merger related expenses during 2004 to be approximately $3.8 million, primarily related to financial advisory, legal and accounting fees. Approximately $1.8 million of the 2004 costs are not contingent upon the consummation of the merger. Under certain circumstances, if the merger agreement is terminated, we may be required to pay a termination fee of $5.5 million and an additional amount for reimbursement of ViroLogic’s reasonable out-of-pocket expenses related to the merger, up to $1 million.

3. LEGAL MATTERS

ACLARA and certain of its current or former officers and directors (the “ACLARA defendants”) are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA Biosciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s IPO (March 20, 2000) through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers

(including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on Defendant’s omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with us and the other issuer defendants. The proposed settlement, which has been approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. ACLARA believes that the Company has sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. It is possible that the Federal District Court may not approve the settlement in whole or part. If the settlement is not approved by the court, ACLARA believes it has meritorious defenses and intends, in that event, to vigorously defend itself against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, ACLARA could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

4.	CONTINGENCIES

On May 20, 2004 the Board of Directors amended stock options for officers to allow for extended exercisability following termination of employment within twelve (12) months after a change of control. If such event occurs, the Company will recognize additional compensation costs for vested awards at the date of termination. The additional compensation will be equal to the intrinsic value of the vested awards as measured at May 20, 2004. The intrinsic value of all options subject to the modification, vested and unvested, was $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and accompanying footnotes included elsewhere in this Form 10-Q, and in conjunction with the Form 10-K for the year ended December 31, 2003. The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “projects,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of those factors discussed in “Factors That May Affect Our Business, Operating Results and Our Stock Price” set forth below and other risks detailed in our reports filed with the Securities and Exchange Commission. Forward-looking statements in this report are made as of the date of this report and we assume no obligation to update any such forward-looking statements.

OVERVIEW AND EXECUTIVE SUMMARY

We are a leading developer of assay systems, providing critical high-value information about the expression and interaction of genes and proteins within cells, for drug discovery and development and for life science research.

Although we initially focused on the development of proprietary microfluidics technologies and products, we initiated a plan of restructuring in 2002 to streamline our operations, reduce costs associated with the microfluidics aspect of our business and increase our focus on our eTag assay technology. Our business is now focused on the completion of development and ultimate commercialization of our eTag assay technology and on research into applications for which it can be used. The eTag system is comprised of reagent kits, software and services that simplify and automate various aspects of drug development, preclinical testing and clinical assessment. We commercialize our eTag Assay System in two ways. First, we make certain eTag assays available to pharmaceutical and biotechnology customers for gene expression profiling and protein expression analysis though the purchase of eTag reagent kits, software, custom assay services, and consulting support. Secondly, we intend to offer collaborative arrangements under which pharmaceutical and biotechnology customers can access our development expertise to provide customized eTag assays and services for use in clinical development programs. To date, we have not generated significant revenue from this strategy. Once validated, these assays may be used as an aide in patient selection in clinical trials of targeted pharmaceutical therapies that may be highly efficacious in selected patient populations while only minimally effective in the general patient population. Our future products may also include a testing service for use in connection with the treatment of cancer patients. We plan to deliver this service to physicians through a clinical laboratory that we will have to establish under the Clinical Laboratory Improvement Amendments, or CLIA, regulatory framework. Additionally we may develop test kits that may be subject to the regulatory authority of the Food and Drug Administration, or FDA.

We have incurred significant losses since our inception. As of June 30, 2004, our accumulated deficit was $171.6 million and total stockholders’ equity was $87.2 million. Total costs and operating expenses were $5.7 million and $6.0 million for the three months ended June 30, 2004 and 2003, respectively and $10.4 million and $12.8 million for the six months ended June 30, 2004 and 2003, respectively. We expect to incur additional operating losses over at least the next one to three years as we continue to invest heavily in research and development activities and commercialize our eTag products.

Essentially all our revenues in 2003 and in the first two quarters of 2004 have been generated from commercialization of our eTag system. Our sources of potential revenue in the remainder of 2004 and for the next several years are likely to be primarily from commercialization of our eTag system.

We have entered into collaboration agreements with market leaders in various sectors of the life sciences industry. Our objectives with these agreements, as well as those we plan to execute with other leading companies and academic institutions, are to increase the awareness of, and sponsorship of, our eTag technology and increase the demand for our products and thereby to speed the development and commercialization of our eTag Assay System.

Amersham—In March 2003, we entered into a Joint Marketing and Services Agreement with Amersham Biosciences, Inc. Under this non-exclusive agreement, Amersham will sell and support the MegaBACETM, its automated high-throughput DNA analysis system, for use with our eTag Assay System. Amersham is a leader in the marketing of capillary electrophoresis instrumentation to the life sciences research market and has a worldwide installed base of over a thousand systems. Amersham markets and provides support for the instrumentation, and we market and provide support for the eTag Assay System. This co-marketing agreement provides for the payment of fees to us based on sales of Amersham equipment resulting from our marketing efforts. During 2004, we received $18,200 in fees from Amersham related to purchase of Amersham equipment that resulted from our marketing efforts. We did not receive any payments from Amersham in 2003. We are not obligated to make any payments to Amersham under the agreement. Although the agreement has expired, the parties continue to operate under the terms of the prior agreement and are in the process of renewing the agreement on substantially the same terms.

Genentech, Inc.—In July 2002, we entered into a collaboration agreement with Genentech for the evaluation of eTag assays in identifying certain receptor binding and signaling events in various biological samples. This agreement was extended in April 2003 to include more extensive evaluation. The agreement provides for payments by Genentech to us in consideration of our performance of services under the agreement. A milestone payment was received during the fourth quarter of 2003 related to this agreement and additional work was performed during 2004 related to an additional phase of this collaboration, which is now completed. The total fees paid by Genentech under this collaboration agreement during 2002, 2003 and 2004 were $120,000, $840,000 and $160,000, respectively. Genentech does not have any obligations to make any further payments under the agreement or to utilize the eTag technology.

Third Wave Technologies—In October 2002, we entered into License and Supply Agreements with Third Wave Technologies, Inc. under which we were granted a license to certain of Third Wave’s intellectual property for the life of the underlying patents. Under these agreements, we have rights to incorporate Third Wave’s Invader technology and Cleavase enzyme with our eTag technology to offer eTag assays for multiplexed gene expression applications for the research market. In addition to licensing the Invader technology platform to us, Third Wave will supply Cleavase enzyme to us for incorporation into eTag-Invader gene expression assays. Under these agreements, in October 2002, we paid a license fee of $1.5 million to Third Wave, purchased an initial quantity of Cleavase enzyme for $2.75 million and will make royalty payments to Third Wave. For 2003, 2004 and 2005, as we initiate our eTag commercialization efforts, these royalty payments are fixed in amount at $100,000, $150,000 and $250,000, respectively. These License and Supply Agreements superceded a previous Joint Development and Marketing Agreement, signed in October 2001, between Third Wave and us.

We have invested substantial amounts in establishing our assay system for drug development and life science research. Research and development expenses were $2.7 million and $4.1 million for the three months ended June 30, 2004 and 2003, respectively and $5.6 million and $8.4 million for the six months ended June 30, 2004 and 2003, respectively. Over 69% of our 61 employees at June 30, 2004 were engaged in research and development activities, all of which are related to our eTag assay technology.

RECENT DEVELOPMENTS

On May 28, 2004, we entered into an Agreement and Plan of Merger and Reorganization with ViroLogic, Inc., Apollo Acquisition Sub, Inc., a wholly-owned subsidiary of ViroLogic, and Apollo Merger Subsidiary, LLC, another wholly-owned subsidiary of ViroLogic. At the effective time of the proposed merger, Apollo Acquisition Sub, Inc. will merge with and into us, with ACLARA surviving the merger as a wholly-owned subsidiary of ViroLogic, and immediately thereafter, ACLARA will merge with and into Apollo Merger Subsidiary, LLC, with Apollo Merger Subsidiary, LLC surviving the merger and continuing as a wholly-owned subsidiary of ViroLogic. The transaction is subject to the approval of stockholders of both ACLARA and ViroLogic and the satisfaction of other closing conditions. For more information about the terms of the merger, see Note 2 in Item 1 above.

In connection with the proposed merger, ViroLogic has filed a registration statement on Form S-4, including a joint proxy statement/prospectus, with the Securities and Exchange Commission on June 30, 2004. Investors and security holders are urged to read the joint proxy statement/prospectus regarding the proposed merger because it contains important information about the transaction. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus and other documents filed by ViroLogic and ACLARA at the SEC’s website at www.sec.gov. The joint proxy statement/prospectus and these other documents may also be obtained for free from ViroLogic and ACLARA. We intend to mail the final joint proxy statement/prospectus to our stockholders in connection with our annual or special meeting of stockholders related to the merger.

ViroLogic and ACLARA are working to complete the transaction as quickly as possible. ViroLogic and ACLARA hope to complete the transaction by the fourth quarter of 2004. However, we cannot predict the exact timing of the completion of the transaction because the transaction is subject to several conditions and may be subject to United States regulatory approvals. There may be a substantial period of time between the approval of the respective proposals by stockholders at the annual stockholders’ meetings and the effectiveness of the transaction.

ACLARA, its directors and executive officers may be deemed to be participants in the solicitation of proxies from ACLARA stockholders in favor of the proposed merger. A description of any interests that the directors and executive officers of ACLARA may have in the transaction is available in the joint proxy statement/prospectus.

We expect that the combined company will leverage ViroLogic’s established infrastructure and experience in patient testing and pharmaceutical development for HIV to access the potentially larger market for cancer testing with ACLARA’s proprietary eTag technology. In particular, ViroLogic, in support of its HIV business, has an established CLIA-certified clinical laboratory, an established sales and marketing organization and substantial experience with obtaining reimbursement from government and other payors for health care services.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,		Period over Period Increase for
					Three Months Ended June 30, 2003 to 2004	Six Months Ended June 30, 2003 to 2004
	2004	2003	2004	2003
	(in thousands)
eTag reagent kits and evaluation services	$515	$405	$1,112	$584	$110	$528

Total	$515	$405	$1,112	$584	$110	$528

Revenue. Total revenues for the three months ended June 30, 2004 and 2003 were $515,000 and $405,000, respectively. Total revenues for the six months ended June 30, 2004 and 2003 were $1.1 million and $584,000, respectively. Revenues were primarily derived from commercialization of our eTag reagent kits and assay evaluation services. Revenues increased over 2003 due to increased customer collaborations for evaluation and use of our eTag assays. We expect that our sources of potential revenue in 2004 and for the next several years will be derived from further progress in commercialization of our eTag assay system.

Operating Expenses

	Three Months Ended June 30		Six Months Ended June 30		Period over Period Increase (Decrease) for the
	2004	2003	2004	2003	Three Months Ended June 30, 2003 to 2004	Six Months Ended June 30, 2003 to 2004
	(in thousands)
Research & Development	$2,682	$4,067	$5,627	$8,417	$(1,385)	$(2,790)
Selling, General & Administration	1,557	1,909	3,250	4,408	(352)	(1,158)
Merger-related expenses	1,507	—	1,557	—	1,507	1,557

Total	$5,746	$5,976	$10,434	$12,825	$(230)	$(2,391)

Research and Development. During 2003 and 2004, all of our research and development programs have been directed at the research and development of the eTag System. Our eTag technology has potential application as a research tool in drug discovery and development in gene expression profiling and protein expression analysis. In addition, our eTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients.

Products in development are as follows:

Product	Status
Clinical assays for use in clinical trials by pharmaceutical and biotechnology customers	In Development (1)
Clinical assays for diagnostic use in patient testing	In Development (2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical studies in collaboration with pharmaceutical and biotechnology companies. Such research and development and clinical studies are expected to be time-consuming, and could exceed one year.
(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical studies both in collaboration agreements with pharmaceutical and biotechnology companies and in multiple and broader clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical studies is expected to be time-consuming, and could exceed four years.

Many of our research and development expenses support multiple product areas. In particular, there is substantial overlap between our research and development activities in support of protein expression assays and protein-based clinical assays for clinical collaborations and patient testing. Because of this overlap we do not identify and track costs incurred on a project by project basis. The completion of our research and development projects are subject to a number of risks and uncertainties, including unplanned delays or expenditures during our product development, the extent of clinical testing required for regulatory approvals, the timing and results of clinical trials, failure to validate our technology and products in clinical trials and failure to receive any necessary regulatory approvals. Because of these uncertainties, the nature, timing and estimated costs of the efforts necessary to complete our research and development projects cannot be determined or estimated with any degree of certainty. Any delays or additional research and development efforts may also require us to obtain additional sources of funding to complete development of our products. Our failure to complete development of our products would have a material adverse impact on our ability to increase revenues and on our financial position and liquidity.

Research and development expenses for the three-months ended June 30, 2004 and 2003 were $2.7 million and $4.1 million respectively. Research and development expenses for the six-months ended June 30, 2004 and 2003 were $5.6 million and $8.4 million, respectively. The decrease of $1.4 million and $2.8 million for the three and six months ended June 30, 2004 was primarily due to the favorable impact of a restructuring in the second quarter of 2003 that reduced personnel and related expenses by approximately $605,000 and $1.3 million, respectively, in comparison to the comparable period in 2003. Additionally, expenses were reduced by approximately $627,000 and $1.3 million for the three and six-months ended June 30, 2004, respectively, due to the inclusion, in 2003, of non-recurring license costs related to a litigation settlement.

Selling, General and Administrative. Selling, General and Administrative expenses for the three-months ended June 30, 2004 and 2003 were $1.6 million and $1.9 million, respectively. Selling, General and Administrative expenses for the six-months ended June 30, 2004 and 2003 were $3.3 million and $4.4 million, respectively. The decreases of $352,000 for the three months ended June 30, 2004 and $1.2 million for the six months ended June 30, 2004 were primarily due to reduced personnel and related expenses due to the favorable impact of a restructuring in 2003.

Merger-related Expenses. We incurred expenses related to our proposed merger with ViroLogic, Inc. of $1.5 million and $1.6 million in the three months and six months ended June 30, 2004 respectively. We expect to incur significant merger-related costs in the remainder of 2004. We expect total merger-related expenses during 2004 to be approximately $3.8 million, primarily related to financial advisory, legal and accounting fees. Approximately $1.8 million of the 2004 fees costs are not contingent upon the consummation of the merger. Under certain circumstances, if the merger agreement is terminated, we may be required to pay a termination fee of $5.5 million and an additional amount for reimbursement of ViroLogic’s reasonable out-of-pocket expenses related to the merger, up to $1 million.

Interest Income, Net. Interest income, net represents income earned on our cash and cash equivalents and marketable investments, net of interest paid on capital leases and equipment loans. Net interest income was $352,000, and $430,000 for the three-months ending June 30, 2004 and 2003, respectively and $702,000 and $870,000 for the six-months ending June 30, 2004 and 2003, respectively. The decrease in net interest income from 2003 to 2004 was primarily due to lower average balances in cash, cash equivalents and marketable investments and lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of June 30, 2004, we had total cash resources of $81.9 million, comprising $39.2 million in cash and cash equivalents and $42.6 million in marketable investments. As of December 31, 2003, our total cash resources were $88.4 million, consisting of $26.4 million in cash and cash equivalents and $62.0 million in marketable investments.

The following table summarizes purchase commitments and minimum rentals due for our facility and other leased assets under long-term, non-cancelable operating leases, capital lease and loans payable as of June 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$20	$20	$—	$—	$—
Operating Lease Obligations	6,588	614	2,544	2,725	705
Loan Payable	521	50	202	202	67

Total	$7,129	$684	$2,746	$2,927	$772

A loan agreement with the landlord of our Mountain View facility allowed us to borrow approximately $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at June 30, 2004 was approximately $415,000 of which approximately $68,000 is due and payable during 2004. The note matures on July 1, 2009.

In March 1999, we entered into a ten year operating lease agreement for our Mountain View facility.

Our operating activities used cash of $6.9 million, and $9.4 million for the six months ended June 30, 2004 and 2003, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities. For the six months ended June 30, 2004, sources of cash included depreciation and amortization of $801,000, increases in accrued expenses and other liabilities of $666,000, increases in accounts payable of $607,000 and decreases in accounts receivable balances of $127,000. The increases in accounts payable and accrued expenses and other liabilities were primarily due to merger related expenses that were unpaid at June 30, 2004. Uses of cash for the comparable period included reductions in deferred revenue of $382,000 and increased prepaid expenses and other current assets of $497,000.

Our investing activities generated $18.8 million and $37.2 million for the six months ended June 30, 2004 and 2003, respectively. These activities consisted primarily of purchases and sales of our marketable investments. As part of our investing activities, cash outflows for additions of property and equipment were $82,000 and $452,000 for the six months ended June 30, 2004 and 2003, respectively.

Our financing activities provided cash of approximately $906,000 and $153,000 for the six months ended June 30, 2004 and June 30, 2003, respectively. These amounts represent the net proceeds that we received from the issuance of common stock being offset by repayments of equipment financing loans and capital leases.

We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize our future clinical testing products. We may need to obtain additional funding by entering into new collaborations and strategic partnership to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing.

Our eTag System has been used in a research setting by pharmaceutical and biotechnology companies and has been evaluated by these companies for use as an aide in clinical trials. Our future products may include a testing service for use in connection with the treatment of cancer patients. We plan to deliver this service to pharmaceutical and biotechnology companies and physicians through a clinical laboratory that we will have to establish under the Clinical Laboratory Improvement Amendments, or CLIA, regulatory framework. Additionally we may develop test kits that may be subject to the regulatory authority of the Food and Drug Administration, or FDA. The CLIA and FDA regulatory regimes are complicated and we have no experience in managing operations in compliance with these requirements, nor do we have the infrastructure in place to establish and run such operations. To implement a testing service we will have to develop the commercial, operational and regulatory infrastructure for a CLIA-certified clinical laboratory. To market FDA-approved tests kits we will have to develop a manufacturing facility that is compliant with the FDA’s Good Manufacturing Procedures, or GMP, regulations, or develop a partnership with a third party that operates such a facility. For both approaches to commercializing our eTag technology, we will have to conduct clinical studies and build a sales and marketing organization. Clinical studies will be required to provide physicians with the data on which they may base their decisions to utilize the testing products, and in the case of FDA-approved test kits, to satisfy FDA requirement. Clinical studies can be expensive and time-consuming. While we currently have a small business development group, to commercialize our future testing products, we will need to build a sales and marketing organization focused on selling directly to physicians. Building such an organization will be expensive. For all these reasons, we expect our expenses will increase in the future as we commercialize testing services and kits, and will exceed our revenues on an annual basis for at least the next year.

While we do not currently have any material commitments or plans for future capital expenditures and currently utilize approximately one-half of our leased facility, we may have additional requirements for facilities and capital expenditures in the future as we establish a clinical laboratory and potentially establish an FDA compliant manufacturing facility.

We believe that our current cash, cash equivalents and marketable investment balances, which together totaled $81.9 million at June 30, 2004 and funding that may be received from customers will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next year. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our report on Form 10-K for our fiscal year ended December 31, 2003.

FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the other information contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2003 and the Joint Proxy/Prospectus filed with the SEC by ViroLogic related to the proposed merger of ACLARA and ViroLogic. Any of these risk factors could materially and adversely affect our business, results of operations, financial condition and future growth prospects.

Risks Related to the Proposed Merger with ViroLogic

FAILURE TO COMPLETE THE MERGER WITH VIROLOGIC COULD NEGATIVELY IMPACT OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

If the merger with ViroLogic is not completed for any reason, we may be subject to a number of material risks, including the following:

•	if the merger agreement is terminated, we may be required in specific circumstances to pay a termination fee of $5.5 million to ViroLogic and to reimburse ViroLogic’s reasonable out-of-pocket expenses related to the merger, up to $1 million;

•	the price of our common stock may decline to the extent that the current market price of that stock reflects an assumption that the merger will be completed; and

•	we must pay certain of our expenses related to the merger, including substantial legal, accounting and financial advisory fees, even if the merger is not completed. We currently estimate our merger-related expenses will be total approximately $3.8 million (of which approximately $1.8 million is not contingent upon the completion of the merger). This could affect our results of operations, cash liquidity and potentially our stock price.

The $5.5 million termination fee would be payable either within two days of termination, if our board of directors changes its recommendation with respect to the proposed mergers after announcing another acquisition proposal, or by the earlier of the date of the acquisition agreement or the date of acquisition in certain other circumstances. The $1.0 million expense reimbursement is payable within 2 business days after we receive notice of payment and itemization of expenses from ViroLogic. In addition, there is a risk that our customers or collaborators may delay, defer or cancel purchasing or collaboration decisions in response to the announcement of the merger or delay of its completion. If our customers or collaborators delay, defer or cancel such decision, our revenues could be reduced and our business could be harmed. To date and since the initial filing of the Form S-4 on June 30, 2004, four customers have expressed some concerns about the potentially more limited focus of the combined company on certain applications which do not focus on cancer diagnostics. In addition, two of our existing customers, who have conducted evaluation experiments related to clinical assays, have indicated that they may defer a decision to pursue a broader future collaboration arrangement with us until the merger is completed or they have had more time to fully understand the ramifications of the proposed merger. None of these customers have deferred, delayed or cancelled any existing agreements, nor have they indicated an intent to do so.

ViroLogic recently announced it has offered to assume employment of approximately 40 of our 61 employees upon completion of the merger. Current and prospective employees may experience uncertainty about their future roles with ViroLogic until ViroLogic’s strategies with regard to our company are executed. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing, research and development, technical and other personnel. We may not be able to retain the approximately 20 employees who have not been offered employment with ViroLogic in the short or long term. Although we have not experienced significant difficulties in attracting or retaining key personnel in the recent past, any failure to attract and retain key personnel could have a material adverse effect on our business if the merger is not completed.

Furthermore, if the merger agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with ViroLogic.

WE BELIEVE THAT THE PRICE OF OUR COMMON STOCK IS BASED IN LARGE PART ON THE PRICE OF VIROLOGIC COMMON STOCK; THE PRICE OF VIROLOGIC’S COMMON STOCK MAY BE AFFECTED BY FACTORS DIFFERENT FROM THOSE AFFECTING THE PRICE OF OUR COMMON STOCK.

If the merger with ViroLogic is completed, the holders of our common stock will become holders of ViroLogic common stock. In addition, prior to the completion of the merger and unless the merger agreement with ViroLogic is terminated, we believe that the price of our common stock will be determined in part by the expectation that the merger will be completed and that our stockholders will become stockholders of ViroLogic and that the price of our common stock will be affected by the price of ViroLogic common stock.

ViroLogic’s current operations differ somewhat from our operations, and ViroLogic’s results of operations and the price of ViroLogic common stock may be affected by factors different from those that affect our results of operations and the price of our common stock before the merger. Such factors include ViroLogic’s actual results of operations and investor expectations with regards to those results of operations.

VIROLOGIC AND ACLARA MAY NOT REALIZE THE BENEFITS THEY EXPECT FROM THE MERGER.

The integration of ViroLogic and ACLARA will be complex, time consuming and expensive, and may disrupt ViroLogic’s and ACLARA’s businesses. After the merger, ViroLogic will need to overcome significant challenges in order to realize any benefits or synergies from the proposed merger. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating the operations and technologies of the two companies;

•	successfully completing the development of our eTag™ technology and developing commercial products based on that technology;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	utilizing ViroLogic’s existing sales channels to sell new products into new markets;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	implementing and maintaining uniform standards, controls, processes, procedures, policies and information systems.

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations and technology could have an adverse effect on the business, results of operations or financial condition of the combined company. Furthermore, the execution of these post-transaction integration activities will involve considerable risks and may not be successful. These risks include:

•	the potential strain on the combined company’s financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to restructuring, including employee severance and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with the transaction and the combined operations.

ViroLogic may not succeed in addressing these risks or any other problems encountered in connection with the transaction. Currently, we do not anticipate any significant difficulties in transferring our material agreements to ViroLogic, nor do we believe there is a significant overlap between the two companies’ customer bases nor any significant differences in corporate cultures and philosophies that may make integration difficult. However, the inability to successfully integrate the operations, technology and personnel of ViroLogic and ACLARA, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the transaction and, as a result, on the market price of ViroLogic common stock and the value obtained by ACLARA stockholders from the merger.

Risks Related to Our Ongoing Business and Operations

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year since inception, and we may never achieve profitability. Net losses for the years ended December 31, 2003, 2002 and 2001 were $20.0 million, $37.2 million and $29.0 million, respectively. As of June 30, 2004, we had an accumulated deficit of $171.6 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

To date, we have not generated any significant commercial revenue. Our ability to generate revenues from commercial sales or to achieve profitability is dependent on our ability, alone or with collaborative partners, to successfully design, develop, manufacture and commercialize our proprietary eTag Assay System in a timely manner and on adoption of our technological approach by customers. We expect that our costs will continue to exceed our revenues on an annual basis for at least the next one to three years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS WILL SUFFER IF DEMAND FOR OUR eTag ASSAYS FAILS TO DEVELOP AS WE EXPECT OR DECLINES.

We derived nearly all of our revenues in 2003 and in the first two quarters of 2004 from our eTag reagent kits and evaluation services. Prior to 2003, our revenues were generated principally from collaborative research and development agreements, government grants and commercial collaborations related to our discontinued microfluidics activities. We expect the eTag Assay System to be the primary source of our revenues for the foreseeable future. As a result, we will continue to be subject to the risk of substantial decreases in revenues if demand for our eTag Assay System does not develop or declines. Even if we develop additional product offerings for commercial sale and clinical trial use, our future assay products may not be accepted by the research, diagnostic, medical and pharmaceutical marketplaces unless we are able to convince prospective customers that our products are more reliable and cost-effective than other means for the detection of gene and protein expression in research, development and clinical programs and in diagnostics.

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

As a result, the nature, timing and estimated costs of the efforts necessary to complete our research and development projects cannot be determined or estimated with any degree of certainty. If we are unsuccessful in addressing these risks and uncertainties, we may never become profitable and our financial condition would suffer.

IF OUR ASSAY PRODUCTS AND SERVICES DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR ABILITY TO GENERATE SALES WOULD BE LIMITED AND OUR BUSINESS WOULD BE HARMED.

Demand, for our products and services, is substantially dependent upon widespread market acceptance of our assay system for applications in drug discovery and development and in diagnostics. Our assay system represents a new technological approach, and our ability to sell this assay system will depend on the willingness of customers to adopt such new technological approaches. We cannot assure you that our assay system will achieve substantial acceptance in our target markets. Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our eTag Assay System, relative to competing technologies and products;

•	the timing and results of clinical trials of our assays;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our assay products;

•	the timing and willingness of potential collaborators to commercialize our eTag Assay System and other future assay product candidates;

•	general and industry-specific economic conditions, which may affect our customers’ research and development and clinical trial expenditures and the use of our eTag Assay Systems;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our eTag Assay System and other future assay product candidates; and

•	the development by the pharmaceutical industry of targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	the willingness of our customers to enter into commercial agreements with us and the adoption of our technologies by customers;

•	developments related to the pending merger with ViroLogic;

•	the competitiveness of our products and services;

•	expiration or termination of contracts with collaborators, which may not be renewed or replaced;

•	final outcome of litigation to which we are currently a party or potential claims against us;

•	disagreements regarding intellectual property rights; and

•	general and industry-specific economic conditions, which may affect our customers’ clinical trial research and development expenditures and use of our products.

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

In late 2002, we initiated the commercialization of our eTag System, including the sale of eTag reagent kits and evaluation services through the establishment of collaborative agreements under which pharmaceutical and biotechnology customers can access our development expertise to provide customized eTag assays and services for use in clinical development programs as an aide in patient selection in clinical trials of pharmaceutical therapies that are being targeted on selected patient populations. However, we have limited experience with developing, manufacturing, distributing or selling products and delivering services on a commercial basis.

To date, we have limited our manufacturing activities to low volume manufacturing of eTag reagent kits for testing purposes and for validation and small volume commercial use by our collaborative partners and potential customers. The nature of our assay products necessitates access to specialized chemicals, reagents and raw materials, such as antibodies used in conjunction with our eTag components. There are only a limited number of vendors who supply these materials and for some of these materials the suppliers are the sole source of supply. We cannot be certain that we will be able to successfully secure supply of all needed materials, nor can we be certain that these vendors will supply these materials consistently or in the quantities necessary for high volume production. We will need to enter into contractual relationships with these or other manufacturers to facilitate commercial scale production of eTag assay products, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities of products or on commercially reasonable terms.

Additionally, we may not be able to adequately provide the desired level of services required under our commercial collaborations. For instance, we have limited experience establishing the high degrees of accuracy, reliability and ease of use required for large-scale delivery of our services. In addition, we have limited experience in developing and providing the software tools necessary to perform analyses of data derived from our eTag System.

Even though we have designed products and delivered services on a limited volume and evaluation basis, we cannot assure you that we will be able to adapt the design or develop our organization or perfect the design of our eTag System to allow for volume manufacturing and large-scale delivery of our services. If we are unable to successfully deliver and market our assay products on a significant scale, or other products or systems, either independently or with our collaborative partners, we may be unable to remain in business.

WE DEPEND ON SINGLE OR LIMITED SOURCE SUPPLIES FOR SOME OF THE KEY COMPONENTS AND MATERIALS IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

We are dependent on Third Wave for our supply of the Cleavase enzyme that is a critical component of eTag assays for gene expression applications, which enzyme is proprietary to Third Wave. Failure of Third Wave to supply enzyme could seriously impair our business. Pursuant to the Supply Agreement with Third Wave, we purchased an initial quantity of Cleavase enzyme from Third Wave in 2002. This initial quantity of enzyme represents more than one year’s supply and we cannot assure you that we will fully utilize this inventory in a reasonable timeframe. This inventory of enzyme represents substantially all of the total inventory balance at June 30, 2004. In addition, we are subject to a limited source of antibodies for use in our protein applications. We cannot assure you that we will be able to obtain adequate amounts of these components and materials in a timely manner in the future and at commercially reasonable costs. We may experience difficulty identifying and obtaining alternative sources of supply and, even if we obtain alternative sources of supply, may experience delays evaluating, testing and integrating the alternative components and materials into our eTag System. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components or materials from alternative sources at acceptable prices and within a reasonable amount of time, would impair our ability to deliver our products to our customers, obtain widespread market acceptance of our eTag Assay System and could adversely affect our operating results.

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP OUR SALES AND MARKETING CHANNELS, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES.

We do not have fully developed sales and distribution channels for our products. We currently have a small business development group that is focused on commercializing our eTag assays and establishing collaborative agreements with pharmaceutical and biotechnology companies. We may not be able to develop significant revenues with this group and we may not be able to successfully build a sales and marketing organization to fully exploit the commercial opportunity for eTag assays.

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

Historically, we have had very few customers from which we have derived the majority of our revenue. If we were to lose any one or more of these customers or if there was a delay in the attainment of milestones in our collaborations, our revenue would decrease substantially. In 2004, four customers accounted for 34%, 14%, 13% and 11% of our total revenues, respectively. Although we anticipate that future sales of our products will further expand our revenue base, we expect that we will continue to rely on a few customers for the majority of our revenues.

OUR REVENUES WILL BE LIMITED IF GOVERNMENT OR THIRD PARTY PAYORS LIMIT THE AMOUNTS THAT THEY WILL REIMBURSE FOR POSSIBLE FUTURE TESTING SERVICES.

We plan to develop assays for use by physicians as an aide in selection of appropriate cancer therapies. Such assays would generally be paid for by Government and third-party payors, including Medicare and Medicaid. These payors will require that we identify the services that we perform using industry standard codes known as the Current Procedural Terminology or CPT codes, which are developed by the American Medical Association or AMA. Most payors maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services is therefore effectively limited by our ability to describe the services accurately using the CPT codes. Currently there are no CPT codes for our future testing services and we may not be able to successfully establish such codes or achieve adequate reimbursement from payors.

Government and third-party payors are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products. This could also hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products like the products that we are developing and that we expect to develop, particularly if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our planned products, our potential revenues will be adversely affected and a substantial business may not develop.

WE MAY NOT BE ABLE TO DEVELOP THE NECESSARY INFRASTRUCTURE FOR COMMERCIALIZATION OF PLANNED TESTING PRODUCTS. WE HAVE LIMITED EXPERIENCE DELIVERING FDA-APPROVED PRODUCTS

We plan to develop testing products for use in connection with the treatment of cancer patients. These products will be required to be provided trough a clinical laboratory operated under the Clinical Laboratory Improvement Amendments, or CLIA, regulatory framework. We have no experience with establishing and operating a laboratory under this regulatory framework. Future cancer testing products may include test kits that may be subject to the regulatory authority of the Food and Drug Administration, or the FDA. The FDA regulatory regime is complicated, and we have no experience at managing FDA compliance issues.

Our planned testing products will be based on assays that are in development in a research setting, but that have not been transferred to or validated in a CLIA-certified laboratory. We may be unable to successfully establish a CLIA-certified laboratory and successfully accomplish this transfer and validation. Failure to do so would have an adverse impact on our business and on our ability to establish a revenue stream from such potential services.

Future test kits could be subject to premarket FDA approval requirements, which would be expensive and time-consuming, and could delay or prevent the combined company from marketing these tests. In addition, the production of the future test kits may be subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facility is not GMP compliant. If the manufacture of the proposed kits is subject to GMP regulation, we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We have no experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive. FDA regulation, including GMP regulation, could delay the development, introduction and commercialization of products and adversely impact our revenue and profitability.

WE ARE SUBJECT TO THE REGULATORY AND CLINICAL PROBLEMS EXPERIENCED BY OUR CUSTOMERS, WHICH MAY ADVERSELY AFFECT OUR REVENUES AND OPERATING RESULTS.

Our pharmaceutical and biotechnology company customers are involved in the discovery and development of new drugs and associated pre-clinical and clinical trial testing of candidates for new drugs in which our customers may use our products. Clinical trials are long, expensive and uncertain processes. Our customers may encounter difficulties in their pre-clinical and clinical trials unrelated to our products, including failure to obtain FDA approvals or other regulatory difficulties, which may cause our customers, among other possible outcomes, to delay timing of their clinical trials, to change the methodology used to test their drugs under development or to discontinue their new drug development efforts entirely, any of which could materially and adversely affect our revenues and results of operations.

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

While we are not currently involved in any legal proceeding and have not received any threats of legal proceedings related to our patents and intellectual property, the defense and prosecution, if necessary, of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings are costly, time consuming to pursue could result in a significant diversion of effort by our technical and management personnel. We have been involved in significant litigation related to our patents and intellectual property in the past. On January 4, 2001, we settled three pending lawsuits involving Caliper Technologies Corporation. These lawsuits included a lawsuit filed by Caliper Technologies alleging misappropriation of trade secrets; a lawsuit that we filed against Caliper Technologies alleging patent infringement claims; and a lawsuit filed by Caliper Technologies against us alleging additional patent infringement claims. As a result of the settlement, the claims were dismissed. Caliper and we granted each other cross-licenses to the patents at issue. We issued Caliper Technologies 900,000 shares of our common stock with a guaranteed liquidation price of $36.11 per share, for an aggregate value of $32.5 million. We recorded a litigation settlement charge of $32.5 million in the fourth quarter of fiscal 2000 relating to this settlement. In October 2002, we repurchased the 900,000 shares of our common stock and paid Caliper Technologies $32.5 million related to this settlement. These lawsuits, as well as details of other non-intellectual property related litigation, are discussed in more detail in our annual and quarterly reports on Form 10-K and 10-Q filed with the SEC. An adverse determination in future litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. The loss of the services of Thomas Klopack, our Chief Executive Officer, Sharat Singh, our Chief Technical Officer, Alfred Merriweather, our Chief Financial Officer or Michael Dunn, our Chief Business Officer may significantly delay or prevent the achievement of product development objectives, prevent or delay our performance under customer collaborations, disrupt our relationships with customers, collaborators, employees and investors, disrupt our operations while replacement executives are recruited, or prevent or delay the achievement of other business objectives. We do not carry key man life insurance on any of these individuals. We have employment agreements with Thomas Klopack and Michael Dunn and Change of Control Agreements with Sharat Singh and Alfred Merriweather. In addition, the loss of the services of any member of our scientific or technical staff may significantly delay or prevent the achievement of product development objectives or prevent or delay our performance under customer collaborations. Any of these losses of senior executives and scientific and technical staff could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. There is currently a shortage of skilled executives and intense competition for such personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain personnel with the advanced qualifications necessary for the development of our business. In addition, we may be disadvantaged in our ability to attract and retain key personnel by the fact that we have announced the proposed merger with ViroLogic. We may be further disadvantaged if the proposed merger is not consummated. The inability to attract and retain the necessary scientific, technical and managerial personnel could have a material adverse effect on our research and development activities, sales revenue, operating costs and future growth prospects.

WE FACE STRONG COMPETITION IN OUR MARKETS AND EXPECT THE LEVEL OF COMPETITION TO GROW IN THE FORESEEABLE FUTURE.

We compete with companies that design, manufacture and market, assays and reagents for drug discovery and development using alternate technologies such as gene expression analysis and protein function analysis and other products and systems. As we commercialize testing services and products for the cancer market, we will compete with companies such as DakoCytomation A/S and Abbott Laboratories, that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and LabCorp may also develop or commercialize services or products that are competitive with those to be developed and commercialized by us. In addition, there are a number of alternative technological approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies and being studied by the oncology community. In particular, while our future testing products will be based on the identification of protein-based difference among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies. We cannot assure you that these alternative technological approaches will not be superior to our technological approach or achieve greater acceptance by customers.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY AND SIMILAR CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE, WHICH WOULD INCREASE OUR LOSSES IF SUCH CLAIMS OCCURRED.

As we begin commercialization of our products, we will face exposure to product liability and similar claims if our products fail to accurately diagnose or detect, cause injury or otherwise cause damage. Any such claims arising in the future, regardless of their merit or eventual outcome, could increase our losses or exceed our assets. We cannot assure you that we will continue to be able to maintain our current liability insurance coverage or obtain new insurance coverage for our planned future testing service and products on acceptable terms with adequate coverage, or at reasonable costs. In addition, potential product liability claims may exceed the amount of our current insurance coverage of $2 million or may be excluded from coverage under the terms of the policy. Any claims against us, regardless of their merit or successfulness, could harm our reputation, adversely affect our business and cause our stock price to decline.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED OR GENERATE THE CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, WHICH COULD HURT OUR ABILITY TO COMPETE OR ACHIEVE PROFITABILITY.

It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the proceeds from our initial public offering and projected revenue from collaborations should be sufficient to fund our anticipated levels of operations through at least the next 12 months. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that existing or potential future collaborations or sales revenue will be adequate to fund our operations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop, test in clinical trials and commercialize our future testing products, including the establishment of a CLIA-certified clinical laboratory and potentially establish an FDA compliant manufacturing facility. We also expect to build a sales and marketing organization focused on selling directly to physicians, which will be expensive. We may need additional funds sooner than planned to meet operational needs, capital requirements for product development and commercialization and payment of monetary damages in any on-going or future litigation. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our capital resources. We cannot assure you that additional funds will be available when needed, or on terms acceptable to us, or that sufficient revenue will be generated from sales. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaboration partners that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

Our executive officers, directors, principal stockholders and their affiliates presently beneficially own or control a significant percentage of the outstanding shares of common stock. As of the date hereof, our significant principal stockholders include Tang Capital Partners, L.P., Perry Corporation, Capital Group International, Inc. and Kevin C. Tang. Our current executive officers, directors, principal stockholders and their affiliates, if acting together, would have the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership could also delay or prevent a change of control of our company at a premium price if these stockholders oppose it.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE.

There has only been a public market for our common stock since March 21, 2000, and since then our common stock has traded in a range between $1.30 and $60.00 per share.

The trading price of our common stock may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including: developments related to the pending merger with ViroLogic, delays in consummation the merger or the operating results and stock price of ViroLogic; quarterly fluctuations in results of operations; our ability to successfully commercialize our products; technological innovations or new commercial products by us or our competitors; developments concerning government regulations or proprietary rights which could affect the potential growth of our customers; the execution of new collaborative agreements and material changes in the relationships with business partners; market reaction to trends in revenues and expenses, especially research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, and the NASDAQ National Market and the market for technology companies in particular, is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation, and as noted elsewhere in this Form 10-Q, we have been sued in a securities class action lawsuit. Although we believe that the class action lawsuit is without merit, an adverse determination of the lawsuits could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that any such lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER, BYLAWS AND OUR RIGHTS PLAN AND DELAWARE LAW LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US AND MAY PREVENT OR FRUSTRATE ATTEMPTS BY INVESTORS TO REPLACE OF REMOVE CURRENT MANAGEMENT, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Certain provisions of our certificate of incorporation and our bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. In addition, these provisions could also delay or prevent a third party or our stockholders from replacing or removing current management, if the board of directors did not believe a removal was necessary in the exercise of its fiduciary duties. These provisions include:

•	our classified board of directors whose members serve staggered three-year terms and are removable only for cause:

•	any action required or permitted to be taken by our stockholders may only be taken at a duly called annual or special meeting of the stockholders, and may not be effected by a consent in writing:

•	a requirement that special meetings of stockholders be called only by our board of directors, the chairman of our board of directors or our chief executive officer or president:

•	elimination of cumulative voting in the election of directors:

•	advance notice requirements for stockholder proposals and nominations:

•	director and officer vacancies may only be filled by the Board of Directors: and

•	the ability of our Board of Directors to amend our bylaws without stockholder approval.

Our use of a classified board of directors means that a holder of a majority of our common stock would need two annual meetings of stockholders to gain control of our board. The requirement that any action by the stockholders may only be taken at a duly called annual or special meeting and the provision in our bylaws that special meetings may only be called by our board of directors or executive officers limits the ability of our stockholders to take action to remove our current management outside of a meeting of the stockholders. The elimination of cumulative voting prevents a stockholder casting all of his or her votes for one or more non-management nominees to the board of directors. Additionally, Thomas Klopack, our Chief Executive Officer, has been elected to the board of directors for a term ending at the 2005 annual meeting of stockholders and if re-elected to the board at that time, would not require further re-election for three years. These factors could delay action by investors to remove or replace current management.

In addition, on March 16, 2001, we adopted a stockholder rights plan (the “Rights Plan”) which was subsequently amended. Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of our common stock. Each Right will entitle stockholders to buy one-one hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50 in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 20% or more of the Company’s common stock or announces a tender offer for 20% or more of the common stock. If we are acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. These provisions may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of ACLARA and may make it more difficult for a third party to remove or replace management or to influence or control the board of directors. Further, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger or combination with us. These factors could also limit the price that investors might be willing to pay for our common stock in the future.

IF WE FAIL TO MANAGE GROWTH EFFECTIVELY, OUR BUSINESS COULD BE DISRUPTED WHICH COULD HARM OUR OPERATING RESULTS.

Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management infrastructure, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth. If we are unable to expand on and implement improvements to our assay development process for our eTag system in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to develop and manufacture sufficient products required to successfully commercialize our technology. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of June 30, 2004 would have potentially declined by approximately $896,000.

We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk sensitive instruments, positions or transactions in any material fashion.

ITEM 4. CONTROLS AND PROCEDURES

Our management have evaluated, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer and Vice President of Finance, who is our principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item 1 by reference to Note 3, “Legal Matters” contained in Part 1, Item 1 above

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 28, 2004, by and among ACLARA BioSciences, Inc., ViroLogic, Inc., Apollo Acquisition Sub, Inc. and Apollo Merger Subsidiary, LLC.

3.1	Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 222-95107 (our “Form S-1”).)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc.

3.3	Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

4.1		Certificate of Designations of Series A Junior Participating Preferred Stock.

4.2		Rights Agreement, dated March 16, 2001, by and between ACLARA BioSciences, Inc., a Delaware corporation, and Mellon Investor Services LLC, a New Jersey limited liability company. (Incorporated by reference to Exhibit 4 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2001).

4.3		Amendment to the Rights Agreement, dated as of May 28, 2004, by and between ACLARA BioSciences, Inc., a Delaware corporation, and Mellon Investor Services LLC, a New Jersey limited liability company. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2004).

4.4		Second Amendment to the Rights Agreement, dated as of June 11, 2004, by and between ACLARA BioSciences, Inc., a Delaware corporation, and Mellon Investor Services LLC, a New Jersey limited liability company. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2004).

10.1	*	Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2	*	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3	*	Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4		Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

10.5		Lease Agreement between ACLARA BioSciences, Inc. and The Pear venue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

10.6+		Collaboration Agreement between ACLARA BioSciences, Inc., and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.7+		Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.8+		Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.9		ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.10		Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

10.11+		Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.12+		Cross-License Agreement between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2001.)

10.13		Common Stock Issuance Agreement between ACLARA BioSciences, Inc. and Caliper Technologies Corp., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.14+		Amended and Partially Restated Collaboration Agreement between ACLARA BioSciences, Inc. and PE Corporation (NY), executed as of March 22, 2002. (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.15		Second Side Agreement Between ACLARA BioSciences, Inc. and PE Corporation (NY), effective as of September 30, 2000. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.16+		Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.17+		Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.18		Amendment to the ACLARA BioSciences, Inc. Employee Stock Purchase Plan, effective April 23,2002. (Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q filed on August 14, 2002.)

10.19+		License Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.20+		Supply Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.21+		InvaderCreator Access Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.22+		Transition Manufacturing Plan Letter Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.23		InvaderCreator Access Letter Agreement between Third Wave Technologies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.24	*	General Release and Separation Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.25	*	Change in Control Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.26	*	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers except the chief executive officer. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.27	*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated October 29, 2002. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.28	*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated November 27, 2002. (Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.29	*	Employment Letter Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.30	*	Severance Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.31	*	Employment Letter Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.32	*	Severance Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.33	*	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our non-employee directors. (Incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.34++		Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated July 17, 2002. (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.35++		Amendment No. 1 to Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated April 17, 2003. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.36	*	NQ03 Stock Plan and options agreement there under. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 15, 2004.)

10.37	*	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of its executive officers.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Form of Contingent Value Rights Agreement, between ViroLogic, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2004).

99.2		Form of Voting Agreement between ViroLogic, Inc. and certain stockholders of ACLARA BioSciences, Inc.

99.3		Form of Voting Agreement between ACLARA BioSciences, Inc. and certain stockholders of ViroLogic, Inc.

+	Confidential treatment has been granted as to portions of this exhibit.
++	Confidential treatment has been granted as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

On April 29, 2004, we filed a current report on Form 8-K regarding the announcement of results for our fiscal quarter ended March 31, 2004 (Items 7 and 12).

On June 1, 2004, we filed a current report on Form 8-K announcing that ACLARA BioSciences, Inc. had entered a definitive agreement with ViroLogic Inc. under which ACLARA and a wholly-owned subsidiary of ViroLogic would merge in a stock-for-stock exchange in which ACLARA stockholders would obtain the right to receive 1.7 shares of ViroLogic common stock and 1.7 contingent value rights for each share of ACLARA common stock (Items 5 and 7).

On June 14, 2004, we filed a current report on Form 8-K announcing that we entered into amendments to our Rights Agreement, dated March 16, 2001, on May 28, 2004 and June 11, 2004 to, in part, exclude the proposed merger with ViroLogic from triggering the provisions of our Rights Plan (Items 5 and 7).

On August 4, 2004, we filed a current report on Form 8-K regarding the announcement of results for our fiscal quarter ended June 30, 2004 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARA BIOSCIENCES, INC.

Date: August 9, 2004	By:	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President, Finance and Chief Financial Officer

Signing on behalf of the registrant and as the principal financial and chief accounting officer