Form 10-Q
period 2004-09-30
ACLARA BIOSCIENCES INC
filed 2004-11-09
CIK 1067588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 5, 2004 was 36,401,508.

ACLARA BIOSCIENCES, INC.

ACLARA BioSciences is a registered trademark and eTag and the ACLARA logo are trademarks of ACLARA BioSciences, Inc.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACLARA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,781	$26,376
Marketable investments	41,848	62,020
Accounts receivable	167	272
Prepaid expenses and other current assets	461	345
Inventories	2,729	2,766

Total current assets	81,986	91,779
Property and equipment, net	4,930	5,877
Other assets, net	1,189	1,350

Total assets	$88,105	$99,006

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,749	$519
Accrued payroll and related expenses	1,114	983
Accrued expenses and other current liabilities	740	850
Deferred revenue	136	550
Current portion of loans payable	70	161

Total current liabilities	3,809	3,063
Loans payable, net of current portion	329	382
Deferred rent	481	467

Total liabilities	4,619	3,912

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized 150,000,000 shares; Issued and outstanding: 36,345,562 shares at September 30, 2004 and 35,901,175 shares at December 31, 2003	37	37
Treasury stock at cost (900,000 shares at September 30, 2004 and December 31, 2003)	(1,350)	(1,350)
Additional paid-in capital	260,672	259,379
Accumulated other comprehensive income (loss)	(152)	54
Accumulated deficit	(175,721)	(163,026)

Total stockholders’ equity	83,486	95,094

Total liabilities and stockholders’ equity	$88,105	$99,006

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$181	$276	$1,293	$860

Costs and operating expenses:
Research and development	2,941	3,847	8,568	12,264
Selling, general and administrative	1,530	1,714	4,733	6,122
Merger related expenses	248	—	1,852	—

Total costs and operating expenses	4,719	5,561	15,153	18,386

Loss from operations	(4,538)	(5,285)	(13,860)	(17,526)
Interest income	472	377	1,197	1,277
Interest expense	(9)	(13)	(32)	(43)

Net loss	$(4,075)	$(4,921)	$(12,695)	$(16,292)

Net loss per common share, basic and diluted	$(0.11)	$(0.14)	$(0.35)	$(0.46)

Weighted average shares used in net loss per common share calculation, basic and diluted	36,327	35,681	36,181	35,564

The accompanying notes are an integral part of these condensed financial statements.

ACLARA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,695)	$(16,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195	1,432
Amortization of discount on marketable investments	66	(48)
Amortization of deferred stock based compensation	218	451
Loss on sale of fixed assets	—	25
Amortization of other assets	161	161
Changes in assets and liabilities:
Accounts receivable	105	166
Prepaid expenses and other current assets	(116)	(134)
Inventories	37	13
Accounts payable	1,230	(66)
Accrued payroll and related expenses	131	76
Accrued expenses and other liabilities	(110)	1,547
Restructuring accrual	—	(501)
Deferred revenue	(414)	102
Deferred rent	14	45

Net cash used in operating activities	(10,178)	(13,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(249)	(597)
Sales of property and equipment	2	73
Change in restricted cash	—	34,125
Purchase of investments	(61,046)	(74,881)
Sales and maturities of investments	80,945	50,145

Net cash provided by investing activities	19,652	8,865

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for leasehold obligations	(49)	(45)
Principal payments under capital lease obligations	(95)	(95)
Proceeds from issuance of common stock	1,075	3 80

Net cash provided by financing activities	931	240

Net increase (decrease) in cash and cash equivalents	10,405	(3,918)
Cash and cash equivalents, beginning of period	26,376	38,006

Cash and cash equivalents, end of period	$36,781	$34,088

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

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. ACLARA’s unrealized gains (losses) on available-for-sale securities represent the only component of comprehensive income that is excluded from ACLARA’s net loss for the three and nine months ended September 30, 2004 and 2003. The following table summarizes the components of comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(4,075)	$(4,921)	$(12,695)	$(16,292)
Unrealized gains (loss) on available-for-sale securities, net of tax	213	(89)	(206)	(171)

Comprehensive loss	$(3,862)	$(5,010)	$(12,901)	$(16,463)

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

	Nine Months Ended September 30,
	2004	2003
Options	3,942	4,216
Warrants	—	139

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

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on ACLARA’s net loss would be as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
Net loss, as reported	$(4,075)	$(4,921)	$(12,695)	$(16,292)
Add: Stock-based employee compensation expense included in reported net loss	—	146	—	451
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(537)	(762)	(1,718)	(1,941)
Pro forma net loss	$(4,612)	$(5,537)	$(14,413)	$(17,782)
Net loss per share:
Basic and diluted—as reported	$(0.11)	$(0.14)	$(0.35)	$(0.46)
Basic and diluted—pro forma	$(0.13)	$(0.16)	$(0.40)	$(0.50)

2. AGREEMENT TO MERGE WITH VIROLOGIC, INC.

On May 28, 2004, we entered into an agreement to merge with ViroLogic, Inc. The merger agreement was subsequently amended and is contingent upon approval of both our stockholders and ViroLogic’s stockholders and is subject to the satisfaction of certain closing conditions. Under the terms of the merger agreement, if the merger is completed, each outstanding share of ACLARA common stock will be exchanged for 1.7 shares of ViroLogic common stock and 1.7 contingent value rights (each a “CVR”). Each CVR will represent the right to receive, eighteen months year after the effective time of the merger, a potential cash payment, if any, up to $0.88 per CVR (equivalent of up to $1.50 per share of ACLARA common stock based on the 1.7 to 1 exchange ratio), by which the then-current market value of ViroLogic common stock is less than $2.90 per share. The current market value of ViroLogic common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to the eighteen-month anniversary date. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at ViroLogic’s option, in cash, shares of ViroLogic common stock, or a combination of cash and ViroLogic common stock. In addition, each outstanding option to purchase shares of our common stock will be assumed by ViroLogic, and holders of the assumed ACLARA options will have the right to receive shares of ViroLogic common stock and CVRs (or applicable cash payment, if any, upon exercise after the eighteen-month anniversary of the completion of the merger) upon the exercise of the assumed option at the same exchange ratio.

We incurred expenses related to our proposed merger with ViroLogic of $248,000 and $1.9 million in the three months and nine months ended September 30, 2004, respectively. We expect to incur significant merger-related costs in the remainder of 2004. We expect total merger related expenses during 2004 to be approximately $4.3 million, primarily related to financial advisory, legal and accounting fees. Approximately $1.9 million of the 2004 costs are contingent upon the consummation of the merger. Under certain circumstances, if the merger agreement is terminated, we may be required to pay a termination fee of $5.5 million and an additional amount for reimbursement of ViroLogic’s reasonable out-of-pocket expenses related to the merger, up to $1 million.

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

5. SUBSEQUENT EVENTS

On October 1, 2004 the Board of Directors amended stock options for directors, employees and consultants other than executive officers to allow for extended exercisability following termination of employment. If such event occurs, the Company will recognize additional compensation costs for vested awards at the date of termination. The additional compensation will be equal to the intrinsic value of the vested awards as measured at October 1, 2004, assuming all the individuals elect to have their options changed in this way. The intrinsic value of all options subject to the modification, vested and unvested, was $1.5 million.

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

We have incurred significant losses since our inception. As of September 30, 2004, our accumulated deficit was $175.7 million and total stockholders’ equity was $83.5 million. Total costs and operating expenses were $4.7 million and $5.6 million for the three months ended September 30, 2004 and 2003, respectively and $15.2 million and $18.4 million for the nine months ended September 30, 2004 and 2003, respectively. We expect to incur additional operating losses over at least the next one to three years as we continue to invest heavily in research and development activities and commercialize our eTag products.

Essentially all our revenues in 2003 and in the first three quarters of 2004 have been generated from commercialization of our eTag system. Our sources of potential revenue in the remainder of 2004 and for the next several years are likely to be primarily from commercialization of our eTag system.

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

Amersham—In March 2003, we entered into a Joint Marketing and Services Agreement with Amersham Biosciences, Inc. Under this non-exclusive agreement, Amersham will sell and support the MegaBACETM, its automated high-throughput DNA analysis system, for use with our eTag Assay System. Amersham is a leader in the marketing of capillary electrophoresis instrumentation to the life sciences research market and has a worldwide installed base of over a thousand systems. Amersham markets and provides support for the instrumentation, and we market and provide support for the eTag Assay System. This co-marketing agreement provides for the payment of fees to us based on sales of Amersham equipment resulting from our marketing efforts. Through the first three quarters of 2004, we received $18,200 in fees from Amersham related to purchase of Amersham equipment that resulted from our marketing efforts. We did not receive any payments from Amersham in 2003. We are not obligated to make any payments to Amersham under the agreement. The agreement expires in March 2005.

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

GlaxoSmithKline— In October 2004, we entered into an agreement with GlaxoSmithKline to evaluate our proprietary eTag™ technology assays for GlaxoSmithKline’s potential use in patient selection for certain targeted cancer therapies. Under the agreement, GlaxoSmithKline will provide to us biological samples treated with a drug, and we will test the samples with our eTag assays, with GlaxoSmithKline providing funding for the study. Both parties will then correlate the parameters measured as biomarkers with response to the drug.

We have invested substantial amounts in establishing our assay system for drug development and life science research. Research and development expenses were $2.9 million and $3.8 million for the three months ended September 30, 2004 and 2003, respectively and $8.6 million and $12.3 million for the nine months ended September 30, 2004 and 2003, respectively. Over 70% of our 58 employees at September 30, 2004 were engaged in research and development activities, all of which are related to our eTag assay technology.

RECENT DEVELOPMENTS

On May 28, 2004, we entered into an Agreement and Plan of Merger and Reorganization with ViroLogic, Inc., Apollo Acquisition Sub, Inc., a wholly-owned subsidiary of ViroLogic, and Apollo Merger Subsidiary, LLC, another wholly-owned subsidiary of ViroLogic. The terms of this agreement were modified on October 18, 2004. The exchange ratio of 1.7 to 1 was not changed. Under the new terms, each CVR will represent the right to receive, eighteen months after the effective time of the merger, a potential payment, if any, up to $0.88 per CVR (equivalent of up to $1.50 per share of ACLARA common stock based on the 1.7 to 1 exchange ratio), by which the then-current market value of ViroLogic common stock is less than $2.90 per share. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at ViroLogic’s option, in cash, shares of ViroLogic common stock, or a combination of cash and ViroLogic common stock. In addition, the deadline for completing the merger was extended to January 31, 2005 pursuant to the terms of the amendment. In connection with the amendment, certain affiliates of two of our largest stockholders, Tang Capital Partners, L.P. and Perry Corp., entered into voting agreements and registration rights agreements with ViroLogic. Pursuant to such voting agreements, such stockholders have agreed to vote their shares in ACLARA in favor of the merger. At the effective time of the proposed merger, Apollo Acquisition Sub, Inc. will merge with and into us, with ACLARA surviving the merger as a wholly-owned subsidiary of ViroLogic, and immediately thereafter, ACLARA will merge with and into Apollo Merger Subsidiary, LLC, with Apollo Merger Subsidiary, LLC surviving the merger and continuing as a wholly-owned subsidiary of ViroLogic. The transaction is subject to the approval of stockholders of both ACLARA and ViroLogic and the satisfaction of other closing conditions. For more information about the terms of the merger, see Notes 2 and 5 in Item 1 above.

In connection with the proposed merger, ViroLogic filed a registration statement on Form S-4, including a joint proxy statement/prospectus, with the Securities and Exchange Commission on June 30, 2004. This Form S-4 was declared effective by the SEC on September 28, 2004 and a joint proxy/prospectus was subsequently mailed to stockholders on or around September 28, 2004. Subsequently, the annual stockholders meetings of ACLARA and ViroLogic scheduled for October 27, 2004 were postponed. In advance of the rescheduled annual meetings to reflect the modifications made to the merger agreement on October 18, 2004, ViroLogic has filed a new registration statement on Form S-4, including a joint proxy/prospectus, reflecting the modified terms. We and ViroLogic will distribute to our respective stockholders of record the new joint proxy statement/prospectus reflecting the revised terms contemplated by the amended merger agreement. Investors and security holders are urged to read the new joint proxy statement/prospectus regarding the proposed merger because it contains important information about the transaction. Investors and security holders may obtain a free copy of the new joint proxy statement/prospectus and other documents filed by ViroLogic and ACLARA at the SEC’s website at www.sec.gov. The new joint proxy statement/prospectus and these other documents may also be obtained for free from ViroLogic and ACLARA. We intend to mail the final joint proxy statement/prospectus to our stockholders in connection with our upcoming annual meeting.

ViroLogic and ACLARA are working to complete the transaction as quickly as possible. ViroLogic and ACLARA hope to complete the transaction by the end of the fourth quarter of 2004. However, we cannot predict the exact timing of the completion of the transaction because the transaction is subject to several conditions and may be subject to United States regulatory approvals. There may be a substantial period of time between the approval of the merger by stockholders and the effectiveness of the transaction.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Period over Period Increase (Decrease) for the
	2004	2003	2004	2003	Three Months Ended September 30, 2003 to 2004	Nine Months Ended September 30, 2003 to 2004
	(in thousands)
eTag reagent kits and evaluation services	$181	$276	$1,293	$860	$(95)	$433

Total	$181	$276	$1,293	$860	$(95)	$433

Revenue. Total revenues for the three months ended September 30, 2004 and 2003 were approximately $181,000 and $276,000, respectively. Total revenues for the nine months ended September 30, 2004 and 2003 were approximately $1.3 million and $860,000, respectively. Revenues were primarily derived from commercialization of our eTag reagent kits and assay evaluation services. Revenues for the nine months ended September 30, 2004 increased over the comparable period of 2003 due to increased customer collaborations for evaluation and use of our eTag assays. We expect that our sources of potential revenue in 2004 and for the next several years will be derived from further progress in commercialization of our eTag assay system.

Operating Expenses

	Three Months Ended September 30		Nine Months Ended September 30		Period over Period Increase (Decrease) for the
	2004	2003	2004	2003	Three Months Ended September 30, 2003 to 2004	Nine Months Ended September 30, 2003 to 2004
	(in thousands)
Research & Development	$2,941	$3,847	$8,568	$12,264	$(906)	$(3,696)
Selling, General & Administration	1,530	1,714	4,733	6,122	(184)	(1,389)
Merger-related expenses	248	—	1,852	—	248	1,852

Total	$4,719	$5,561	$15,153	$18,386	$(842)	$(3,233)

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

Research and development expenses for the three-months ended September 30, 2004 and 2003 were approximately $2.9 million and $3.8 million respectively. Research and development expenses for the nine-months ended September 30, 2004 and 2003 were approximately $8.6 million and $12.3 million, respectively. The decrease of $0.9 million and $3.7 million for the three and nine months ended September 30, 2004 was partially due to the favorable impact of a restructuring initiated in the second quarter of 2003 that reduced personnel and related expenses by approximately $187,000 and $1.5 million, respectively, in comparison to the comparable period in 2003. Expenses were reduced by approximately $627,000 and $1.9 million for the three and nine-months ended September 30, 2004, respectively, compared to the corresponding periods in 2003 due to the inclusion, in 2003, of non-recurring license costs related to a litigation settlement.

Selling, General and Administrative. Selling, General and Administrative expenses for the three-months ended September 30, 2004 and 2003 were approximately $1.5 million and $1.7 million, respectively. Selling, General and Administrative expenses for the nine-months ended September 30, 2004 and 2003 were approximately $4.7 million and $6.1 million, respectively. The decreases of $184,000 for the three months ended September 30, 2004 and $1.4 million for the nine months ended September 30, 2004 compared to the corresponding periods in 2003 were primarily due to reduced personnel and related expenses due to the favorable impact of a restructuring in 2003.

Merger-related Expenses. We incurred expenses related to our proposed merger with ViroLogic, Inc. of $248,000 and $1.9 million in the three months and nine months ended September 30, 2004 respectively. We expect to incur significant merger-related costs in the remainder of 2004. We expect total merger-related expenses during 2004 to be approximately $4.3 million, primarily related to financial advisory, legal and accounting fees. Approximately $1.9 million of the 2004 fees costs are contingent upon the consummation of the merger. Under certain circumstances, if the merger agreement is terminated, we may be required to pay a termination fee of $5.5 million and an additional amount for reimbursement of ViroLogic’s reasonable out-of-pocket expenses related to the merger, up to $1 million.

Interest Income Net. Interest income, net represents income earned on our cash and cash equivalents and marketable investments, net of interest paid on capital leases and equipment loans. Net interest income was $463,000, and $364,000 for the three-months ending September 30, 2004 and 2003, respectively and approximately $1.2 million and $1.2 million for the nine-months ending September 30, 2004 and 2003, respectively. In relation to the comparable periods of 2003, net interest income increased slightly for the three months ended September 30, 2004 and decreased slightly for the nine months ended September 30, 2004, primarily due to lower average balances in cash and cash equivalents offset with higher marketable investments and higher market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offering in March 2000 that raised net proceeds of $201.0 million, private placements of preferred stock totaling $32.3 million, loans from the landlord of our Mountain View facility and equipment financing lines of credit totaling $4.4 million, capital leases totaling $1.8 million, and research and development funding from collaborators and government grants. As of September 30, 2004, we had total cash resources of $78.6 million, comprising $36.8 million in cash and cash equivalents and $41.8 million in marketable investments. As of December 31, 2003, our total cash resources were $88.4 million, consisting of $26.4 million in cash and cash equivalents and $62.0 million in marketable investments.

The following table summarizes purchase commitments and minimum rentals due for our facility and other leased assets under long-term, non-cancelable operating leases, capital lease and loans payable as of September 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$6,281	$307	$2,544	$2,725	$705
Loan Payable	496	25	202	202	67

Total	$6,777	$332	$2,746	$2,927	$772

A loan agreement with the landlord of our Mountain View facility allowed us to borrow approximately $663,000 for leasehold improvements at an annual interest rate of 8.5%. The principal balance of this loan at September 30, 2004 was approximately $399,000 of which approximately $70,000 is due and payable during 2004. The note matures on July 1, 2009.

In March 1999, we entered into a ten-year operating lease agreement for our Mountain View facility.

Our operating activities used cash of $10.2 million, and $13.0 million for the nine months ended September 30, 2004 and 2003, respectively. Uses of cash in operating activities primarily resulted from operating losses adjusted for non-cash expenses and changes in working capital and other liabilities. For the nine months ended September 30, 2004, sources of cash included depreciation and amortization of $1.2 million, increases in accounts payable of $1.2 million, and use of cash in deferred revenue of $414,000. The increases in accounts payable was primarily due to merger related expenses that were unpaid at September 30, 2004. For the nine months ended September 30, 2003, sources of cash included depreciation and amortization of $1.4 million, increases in accrued liabilities and other liabilities of $1.5 million, and use of cash in restructuring accrual of $501,000

Our investing activities generated $19.7 million and $8.9 million for the nine months ended September 30, 2004 and 2003, respectively. These activities consisted primarily of purchases and sales of our marketable investments. As part of our investing activities, cash outflows for additions of property and equipment were $249,000 and $597,000 for the nine months ended September 30, 2004 and 2003, respectively.

Our financing activities provided cash of approximately $931,000 and $240,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. These amounts represent the net proceeds that we received from the issuance of common stock being offset by repayments of equipment financing loans and capital leases.

We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize our future clinical testing products. We may need to obtain additional funding by entering into new collaborations and strategic partnership to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing

Our eTag System has been used in a research setting by pharmaceutical and biotechnology companies and has been evaluated by these companies for use as an aide in clinical trials. Our future products may include a testing service for use in connection with the treatment of cancer patients. We plan to deliver this service to pharmaceutical and biotechnology companies and physicians through a clinical laboratory that we will have to establish under the Clinical Laboratory Improvement Amendments, or CLIA, regulatory framework. Additionally we may develop test kits that may be subject to the regulatory authority of the Food and Drug Administration, or FDA. The CLIA and FDA regulatory regimes are complicated and we have no experience in managing operations in compliance with these requirements, nor do we have the infrastructure in place to establish and run such operations. To implement a testing service we will have to develop the commercial, operational and regulatory infrastructure for a CLIA-certified clinical laboratory. To market FDA-approved tests kits we will have to develop a manufacturing facility that is compliant with the FDA’s Good Manufacturing Procedures, or GMP, regulations, or develop a partnership with a third party that operates such a facility. For both approaches to commercializing our eTag technology, we will have to conduct clinical studies and build a sales and marketing organization. Clinical studies will be required to provide physicians with the data on which they may base their decisions to utilize the testing products, and in the case of FDA-approved test kits, to satisfy FDA requirement. Clinical studies can be expensive and time-consuming. While we currently have a small business development group, to commercialize our future testing products, we will need to build a sales and marketing organization focused on selling directly to physicians. Building such an organization will be expensive. For all these reasons, we expect our expenses will increase in the future as we commercialize testing services and kits, and will exceed our revenues on an annual basis for at least the next year.

While we do not currently have any material commitments or plans for future capital expenditures and currently utilize approximately one-half of our leased facility, we may have additional requirements for facilities and capital expenditures in the future as we establish a clinical laboratory and potentially establish an FDA compliant manufacturing facility.

We believe that our current cash, cash equivalents and marketable investment balances, which together totaled $78.6 million at September 30, 2004 and funding that may be received from customers will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next year. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources.. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Risks Related to the Proposed Merger with ViroLogic

FAILURE TO COMPLETE THE MERGER WITH VIROLOGIC COULD NEGATIVELY IMPACT OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

If the merger with ViroLogic is not completed for any reason, we may be subject to a number of material risks, including the following:

•	if the merger agreement is terminated, we may be required in specific circumstances to pay a termination fee of $5.5 million to ViroLogic and to reimburse ViroLogic’s reasonable out-of-pocket expenses related to the merger, up to $1 million;

•	the price of our common stock may decline to the extent that the current market price of that stock reflects an assumption that the merger will be completed; and

•	we must pay certain of our expenses related to the merger, including substantial legal, accounting and financial advisory fees, even if the merger is not completed. We currently estimate our merger-related expenses will be total approximately $4.3 million (of which approximately $1.9 million is contingent upon the completion of the merger). This could affect our results of operations, cash liquidity and potentially our stock price.

The $5.5 million termination fee would be payable either within two days of termination, if our board of directors changes its recommendation with respect to the proposed merger after announcing another acquisition proposal, or by the earlier of the date of the acquisition agreement or the date of acquisition in certain other circumstances. The $1.0 million expense reimbursement is payable within 2 business days after we receive notice of payment and itemization of expenses from ViroLogic. In addition, there is a risk that our customers or collaborators may delay, defer or cancel purchasing or collaboration decisions in response to the announcement of the merger or delay of its completion. If our customers or collaborators delay, defer or cancel such decision, our revenues could be reduced and our business could be harmed. To date and since the initial filing of the Form S-4 on June 30, 2004, four customers have expressed some concerns about the potentially more limited focus of the combined company on certain applications which do not focus on cancer diagnostics. In addition, two of our existing customers, who have conducted evaluation experiments related to clinical assays, have indicated that they may defer a decision to pursue a broader future collaboration arrangement with us until the merger is completed or they have had more time to fully understand the ramifications of the proposed merger. None of these customers have deferred, delayed or cancelled any existing agreements, nor have they indicated an intent to do so.

ViroLogic recently announced it has offered to assume employment of approximately 35 of our approximate 55 current employees upon completion of the merger. Current and prospective employees may experience uncertainty about their future roles with ViroLogic until ViroLogic’s strategies with regard to our company are executed. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing, research and development, technical and other personnel. We may not be able to retain the approximately 20 employees who have not been offered employment with ViroLogic in the short or long term. Although we have not experienced significant difficulties in attracting or retaining key personnel in the recent past, any failure to attract and retain key personnel could have a material adverse effect on our business if the merger is not completed.

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

Risks Related to Our Ongoing Business and Operations

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Since we were founded in May 1995, we have engaged primarily in research and development efforts. We have incurred operating losses every year since inception, and we may never achieve profitability. Net losses for the years ended December 31, 2003, 2002 and 2001 were $20.0 million, $37.2 million and $29.0 million, respectively. As of September 30, 2004, we had an accumulated deficit of $175.7 million. Our losses have resulted principally from costs incurred in connection with our research and development activities, from litigation settlement charges and from selling, general and administration costs associated with our operations.

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

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS WILL SUFFER IF DEMAND FOR OUR eTag ASSAYS FAILS TO DEVELOP AS WE EXPECT OR DECLINES.

We derived nearly all of our revenues in 2003 and in the first three quarters of 2004 from our eTag reagent kits and evaluation services. Prior to 2003, our revenues were generated principally from collaborative research and development agreements, government grants and commercial collaborations related to our discontinued microfluidics activities. We expect the eTag Assay System to be the primary source of our revenues for the foreseeable future. As a result, we will continue to be subject to the risk of substantial decreases in revenues if demand for our eTag Assay System does not develop or declines. Even if we develop additional product offerings for commercial sale and clinical trial use, our future assay products may not be accepted by the research, diagnostic, medical and pharmaceutical marketplaces unless we are able to convince prospective customers that our products are more reliable and cost-effective than other means for the detection of gene and protein expression in research, development and clinical programs and in diagnostics.

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

We are dependent on Third Wave for our supply of the Cleavase enzyme that is a critical component of eTag assays for gene expression applications, which enzyme is proprietary to Third Wave. Failure of Third Wave to supply enzyme could seriously impair our business. Pursuant to the Supply Agreement with Third Wave, we purchased an initial quantity of Cleavase enzyme from Third Wave in 2002. This initial quantity of enzyme represents more than one year’s supply and we cannot assure you that we will fully utilize this inventory in a reasonable timeframe. This inventory of enzyme represents substantially all of the total inventory balance at September 30, 2004. In addition, we are subject to a limited source of antibodies for use in our protein applications. We cannot assure you that we will be able to obtain adequate amounts of these components and materials in a timely manner in the future and at commercially reasonable costs. We may experience difficulty identifying and obtaining alternative sources of supply and, even if we obtain alternative sources of supply, may experience delays evaluating, testing and integrating the alternative components and materials into our eTag System. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components or materials from alternative sources at acceptable prices and within a reasonable amount of time, would impair our ability to deliver our products to our customers, obtain widespread market acceptance of our eTag Assay System and could adversely affect our operating results.

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

Historically, we have had very few customers from which we have derived the majority of our revenue. If we were to lose any one or more of these customers or if there was a delay in the attainment of milestones in our collaborations, our revenue would decrease substantially. In 2004, three customers accounted for 28%, 12%, and 11% of our total revenues, respectively. Although we anticipate that future sales of our products will further expand our revenue base, we expect that we will continue to rely on a few customers for the majority of our revenues.

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

IF WE ARE UNABLE TO COMPLETE OUR ASSESSMENT AS TO THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2004 AND FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, OR IN THE COURSE OF SUCH ASSESSMENTS IDENTIFY AND REPORT IN OUR FORM 10-K MATERIAL WEAKNESSES IN OUR CONTROLS, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF OUR COMMON STOCK.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Over the past several months, we have been developing the necessary documentation and testing procedures to comply with these requirements. However, over this same period, our management and our accounting organization has spent a significant amount of time engaged in activities related to our proposed merger with ViroLogic, which has reduced the amount of our limited resources dedicated to the documentation and testing of our internal controls. In addition, as a result of the uncertainties about future employment in the light of the proposed merger and the anticipated reductions in headcount after the merger, one of the three employees in our accounting department has resigned and we are utilizing temporary employees to help complete the documentation and testing of internal controls. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities. We have not yet completed our assessment and accordingly have not determined how such circumstances will be interpreted in the context of an assessment of internal controls over financial reporting. If we fail to implement required new or improved controls, we may be required to disclose material weaknesses in our system of internal controls in our 2004 Annual Report on Form 10-K. In addition, we may be unable to complete our assessment and comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our Common Stock to decline.

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

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our portfolio of issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We continually strive to strengthen and expand our large portfolio of patents and patent applications. We have 65 pending and issued U.S. patents related to the eTag technology and 71 pending and issued U.S. patents related to microfluidic and nanofluidic technologies, as well as a large number of international patent applications and patents. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

WE FACE STRONG COMPETITION IN OUR MARKETS AND EXPECT THE LEVEL OF COMPETITION TO GROW IN THE FORESEEABLE FUTURE.

We compete with companies that design, manufacture and market, assays and reagents for drug discovery and development using alternate technologies such as gene expression analysis and protein function analysis and other products and systems. As we commercialize testing services and products for the cancer market, we will compete with companies such as DakoCytomation A/S and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and LabCorp may also develop or commercialize services or products that are competitive with those to be developed and commercialized by us. In addition, there are a number of alternative technological approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies and being studied by the oncology community. In particular, while our future testing products will be based on the identification of protein-based difference among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies. We cannot assure you that these alternative technological approaches will not be superior to our technological approach or achieve greater acceptance by customers.

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

Our executive officers, directors, principal stockholders and their affiliates presently beneficially own or control a significant percentage of the outstanding shares of common stock. As of the date hereof, our significant principal stockholders include Tang Capital Partners, L.P., Perry Corporation, and Kevin C. Tang. Our current executive officers, directors, principal stockholders and their affiliates, if acting together, would have the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership could also delay or prevent a change of control of our company at a premium price if these stockholders oppose it.

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

In addition, on March 16, 2001, we adopted a stockholder rights plan (the “Rights Plan”) which was subsequently amended. Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of our common stock. Each Right will entitle stockholders to buy one-one hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.50 in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 20% or more of the Company’s common stock or announces a tender offer for 20% or more of the common stock; provided, however, that the rights will become exercisable in the case of Perry Corp., Richard Perry or any associate or affiliate of either acquiring, individually or in the aggregate, 25% or more of the Common Stock. If we are acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. These provisions may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of ACLARA and may make it more difficult for a third party to remove or replace management or to influence or control the board of directors. Further, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger or combination with us. These factors could also limit the price that investors might be willing to pay for our common stock in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of September 30, 2004 would have potentially declined by approximately $776,000.

We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk sensitive instruments, positions or transactions in any material fashion.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) adopted rules requiring public companies to include a report from management on our internal controls over financial reporting in Annual Reports on Form 10-K. This requirement will first apply to our Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The report from management must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004, including a statement as to whether or not internal controls over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting over the first ten months of 2004. In this regard, we have dedicated internal resources, engaged temporary employees, utilized assistance from our independent accountants and adopted a detailed work plan to: (i) assess and document the adequacy of our internal controls over financial reporting; (ii) take steps to improve internal control processes where required; (iii) validate through testing that our internal controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for our internal controls over financial reporting. We believe our process for documenting, evaluating and monitoring its internal controls over financial reporting is consistent with the objectives of Section 404 of the Act.

We have prepared initial documentation of our controls over financial reporting and have recently commenced testing of those controls but have not yet completed this testing. Our documentation and testing to date have identified certain deficiencies in the documentation, design and effectiveness of internal controls over financial reporting that we are in the process of remediating. Although we intend to diligently and vigorously review internal controls over financial reporting, we can provide no assurance as to our conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting, or that we will be able to complete the required assessment in a timely manner.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item 1 by reference to Note 3, “Legal Matters” contained in Part 1, Item 1 above

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated May 28, 2004, by and among ACLARA BioSciences, Inc., ViroLogic, Inc., Apollo Acquisition Sub, Inc. and Apollo Merger Subsidiary, LLC. (Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on August 9, 2004)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of ViroLogic, Inc. filed with the SEC on October 19, 2004)

3.1	Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 222-95107 (our “Form S-1”).)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2004)

3.3	Amended and Restated Bylaws of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 3.4 to our Form S-1.)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 9, 2004)

4.2	Rights Agreement, dated March 16, 2001, by and between ACLARA BioSciences, Inc., a Delaware corporation, and Mellon Investor Services LLC, a New Jersey limited liability company. (Incorporated by reference to Exhibit 4 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2001).

4.3	Amendment to the Rights Agreement, dated as of May 28, 2004, by and between ACLARA BioSciences, Inc., a Delaware corporation, and Mellon Investor Services LLC, a New Jersey limited liability company. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2004).

4.4	Second Amendment to the Rights Agreement, dated as of June 11, 2004, by and between ACLARA BioSciences, Inc., a Delaware corporation, and Mellon Investor Services LLC, a New Jersey limited liability company. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2004).

4.5	Third Amendment to the Rights Agreement, dated as of October 18, 2004, by and between ACLARA BioSciences, Inc., a Delaware corporation, and Mellon Investor Services LLC, a New Jersey limited liability company (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2004).

4.6	Standstill Agreement, dated as of October 18, 2004, by and between ACLARA BioSciences, Inc., a Delaware corporation, Perry Partners, L.P., a Delaware limited partnership, Perry Partners International, Inc., a British Virgin Islands corporation, and Auda Classics plc. (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2004)

10.1*	Form of Indemnification Agreement between ACLARA and each of our directors and officers (Incorporated by reference to Exhibit 10.1 to our Form S-1.)

10.2*	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to our Form S-1.)

10.3*	Amended and Restated ACLARA BioSciences, Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 10.3 to our Form S-1.)

10.4	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 1999 (Incorporated by reference to Exhibit 10.4 to our Form S-1.)

10.5	Lease Agreement between ACLARA BioSciences, Inc. and The Pear venue Group, dated March 1, 1999 (Incorporated by reference to Exhibit 10.8 to our Form S-1.)

10.6+	Collaboration Agreement between ACLARA BioSciences, Inc., and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.11 to our Form S-1.)

10.7+	Side Agreement between ACLARA BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of March 19, 1999 (Incorporated by reference to Exhibit 10.12 to our Form S-1.)

10.8+	Collaboration Agreement between Soane BioSciences, Inc. and The Perkin-Elmer Corporation, dated as of April 25, 1998 (Incorporated by reference to Exhibit 10.14 to our Form S-1.)

10.9	ACLARA BioSciences, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to our Form S-1.)

10.10	Consulting Agreement with Mr. Andre Marion dated as of January 19, 2000 (Incorporated by reference to Exhibit 10.19 to our Form S-1.)

10.11+	Settlement Agreement and Mutual General Release between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.12+	Cross-License Agreement between Caliper Technologies Corp. and ACLARA BioSciences, Inc., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2001.)

10.13	Common Stock Issuance Agreement between ACLARA BioSciences, Inc. and Caliper Technologies Corp., dated as of March 12, 2001 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2001.)

10.14+	Amended and Partially Restated Collaboration Agreement between ACLARA BioSciences, Inc. and PE Corporation (NY), executed as of March 22, 2002. (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.15	Second Side Agreement Between ACLARA BioSciences, Inc. and PE Corporation (NY), effective as of September 30, 2000. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.16+	Development and Commercialization Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc., dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.17+	Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated as of October 24, 2001. (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on April 1, 2002.)

10.18	Amendment to the ACLARA BioSciences, Inc. Employee Stock Purchase Plan, effective April 23,2002. (Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q filed on August 14, 2002.)

10.19+	License Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.20+	Supply Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.21+	InvaderCreator Access Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.22+	Transition Manufacturing Plan Letter Agreement between Third Wave Technologies, Inc. and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.23	InvaderCreator Access Letter Agreement between Third Wave Technologies, Inc and ACLARA BioSciences, Inc. dated October 15, 2002. (Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.24*	General Release and Separation Agreement between Joseph M. Limber and ACLARA BioSciences, Inc. dated October 10, 2002. (Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q filed on November 14, 2002.)

10.25*	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our executive officers except the chief executive officer. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.26*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated October 29, 2002. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.27*	Letter Agreement between Edward M. Hurwitz and ACLARA BioSciences, Inc. dated November 27, 2002. (Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.28*	Employment Letter Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.29*	Severance Agreement between Thomas G. Klopack and ACLARA BioSciences, Inc. dated March 18, 2003. (Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on March 31, 2003.)

10.30*	Employment Letter Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.31*	Severance Agreement between Michael J. Dunn and ACLARA BioSciences, Inc. dated April 11, 2003. (Incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.32*	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of our non-employee directors. (Incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.33++	Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated July 17, 2002. (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.34++	Amendment No. 1 to Research Agreement between ACLARA BioSciences, Inc. and Genentech, Inc. dated April 17, 2003. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.35*	NQ03 Stock Plan and options agreement there under. (Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on March 15, 2004.)

10.36*	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of its executive officers. (Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q filed on August 9, 2004)

10.37 +++	Evaluation Agreement between ACLARA BioSciences, Inc. and GlaxoSmithKline dated September 22, 2004

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Contingent Value Rights Agreement, between ViroLogic, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2004).

99.2	Form of Revised Contingent Value Rights Agreement, between ViroLogic, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2004).

99.2	Form of Voting Agreement between ViroLogic, Inc. and certain stockholders of ACLARA BioSciences, Inc. (Incorporated by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q filed on August 9, 2004)

99.3	Form of Voting Agreement between ACLARA BioSciences, Inc. and certain stockholders of ViroLogic, Inc. (Incorporated by reference to Exhibit 99.3 to our Quarterly Report on Form 10-Q filed on August 9, 2004)

99.4	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp. (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of ViroLogic, Inc. filed with the SEC on October 19, 2004)

+	Confidential treatment has been granted as to portions of this exhibit.
++	Confidential treatment has been granted as to portions of this exhibit.
+++	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARA BIOSCIENCES, INC.

Date: November 9, 2004	By:	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President, Finance and Chief Financial Officer

Signing on behalf of the registrant and as the principal financial and chief accounting officer